Form 10-Q
period 2021-09-30
Lucid Diagnostics Inc.
filed 2021-11-23
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to______

Commission File Number: 001-40901

LUCID DIAGNOSTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-5488042
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Grand Central Place Suite 4600 New York, NY	10165
(Address of Principal Executive Offices)	(Zip Code)

(212) 949-4319

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $0.001 par value per share	LUCD	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18, 2021, there were 36,808,647 shares of the registrant’s Common Stock, par value $0.001 per share, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED BALANCE SHEETS

(unaudited)

	September 30, 2021	December 31, 2020
Assets:
Cash	$21,336	$111,255
Accounts receivable	200,000	—
Prepaid expenses, deposits, and other current assets	2,283,164	1,328,624
Total current assets	2,504,500	1,439,879
Other assets	791,812	755,000
Total assets	$3,296,312	$2,194,879
Liabilities, Preferred Stock and Stockholders’ Deficit
Current liabilities:
Accounts payable	$2,840,505	$2,057,574
Accrued expenses and other current liabilities	307,533	394,209
Due To: PAVmed Inc. - Senior Unsecured Promissory Note - Principal	22,400,000	—
Due To: PAVmed Inc. - MSA Fee, operating expenses, and interest expense	1,882,467	13,261,435
Total liabilities	27,430,505	15,713,218
Commitments and contingencies (Note 8)	—	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 14,114,707 shares issued and outstanding as of September 30, 2021 and December 31, 2020	14,115	14,115
Additional paid-in capital	6,450,060	293,521
Accumulated deficit	(30,598,368)	(13,825,975)
Total Stockholders’ (Deficit)	(24,134,193)	(13,518,339)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,296,312	$2,194,879

See accompanying notes to the unaudited condensed financial statements.

LUCID DIAGNOSTICS INC.

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$200,000	$—	$200,000	$—
Cost of revenue	144,273	—	144,273	—
Gross profit	55,727	—	55,727	—
Operating expenses:
Commercial operations	978,048	335,163	2,688,519	671,636
General and administrative	3,397,613	470,278	7,731,391	1,260,371
Research and development	2,189,871	1,216,236	5,814,397	3,616,866
Total operating expenses	6,565,532	2,021,677	16,234,307	5,548,873
Loss from operations	(6,509,805)	(2,021,677)	(16,178,580)	(5,548,873)
Interest expense - Senior Unsecured Promissory Note	(446,814)	—	(593,813)	—
Loss before provision for income tax	(6,956,619)	(2,021,677)	(16,772,393)	(5,548,873)
Provision for income taxes	—	—	—	—
Net loss	(6,956,619)	(2,021,677)	(16,772,393)	(5,548,873)
Net loss per share - basic and diluted	$(0.49)	$(0.14)	$(1.19)	$(0.39)
Weighted average common shares outstanding, basic and diluted	14,114,707	14,114,707	14,114,707	14,114,347

See accompanying notes to the unaudited condensed financial statements.

LUCID DIAGNOSTICS INC.

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

THREE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2021	14,114,707	$14,115	$3,677,858	$(23,641,749)	$(19,949,776)
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	2,716,747	—	2,716,747
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	55,455	—	55,455
Net loss	—	—	—	(6,956,619)	(6,956,619)
Balance as of September 30, 2021	14,114,707	$14,115	$6,450,060	$(30,598,368)	$(24,134,193)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2020	14,114,707	$14,115	$260,791	$(9,073,654)	$(8,798,748)
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	13,114	—	13,114
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	3,251	—	3,251
Net loss	—	—	—	(2,021,677)	(2,021,677)
Balance as of September 30, 2020	14,114,707	$14,115	$277,156	$(11,095,331)	$(10,804,060)

See accompanying notes to the unaudited condensed financial statements.

LUCID DIAGNOSTICS INC.

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

NINE MONTHS ENDED SEPTEMBER 30, 2021 and 2020

(unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	14,114,707	$14,115	$293,521	$(13,825,975)	$(13,518,339)
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	6,045,455	—	6,045,455
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	111,084	—	111,084
Net loss	—	—	—	(16,772,393)	(16,772,393)
Balance as of September 30, 2021	14,114,707	$14,115	$6,450,060	$(30,598,368)	$(24,134,193)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2019	14,110,004	$14,110	$223,068	$(5,546,458)	$(5,309,280)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	4,703	5	4,994	—	4,999
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	39,344	—	39,344
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	9,750	—	9,750
Net loss	—	—	—	(5,548,873)	(5,548,873)
Balance as of September 30, 2020	14,114,707	$14,115	$277,156	$(11,095,331)	$(10,804,060)

See accompanying notes to the unaudited condensed financial statements.

LUCID DIAGNOSTICS INC.

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(16,772,393)	$(5,548,873)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,444	—
Stock-based compensation expense - Lucid Diagnostics Inc. 2018 Equity Plan	6,045,455	39,344
Stock-based compensation expense - PAVmed Inc. 2014 Equity Plan	111,084	9,750

Changes in operating assets and liabilities:
Accounts receivable	(200,000)	—
Prepaid expenses and other assets	(954,540)	(879,370)
Accounts payable	780,561	622,180
Accrued expenses and other liabilities	135,877	359,534
Accrued CWRU License Agreement Fee	(222,553)	—
Due To: PAVmed Inc. - operating expenses paid on-behalf-of Lucid Diagnostics Inc.	178,309	334,425
Due To: PAVmed Inc. - Management Services Agreement Fee	2,510,000	1,110,000
Due To: PAVmed Inc. - Interest Expense - Senior Unsecured Promissory Note	593,813	—
Net cash flows used in operating activities	(7,790,943)	(3,953,010)

Cash flows from investing activities
Purchase of equipment	(37,886)	—
Net cash flows used in investing activities	(37,886)	—

Cash flows from financing activities
Proceeds – exercise of stock options	—	4,999
Proceeds – Due To: PAVmed Inc. - working capital cash advances	7,738,910	3,978,500
Net cash flows provided by financing activities	7,738,910	3,983,499

Net increase (decrease) in cash	(89,919)	30,489
Cash, beginning of period	111,255	156,404
Cash, end of period	$21,336	$186,893

See accompanying notes to the unaudited condensed financial statements.

LUCID DIAGNOSTICS INC.

(a majority-owned subsidiary of PAVmed Inc.)

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Summary Description of the Company

The accompanying unaudited condensed financial statements are those of Lucid Diagnostics Inc. (“Lucid Diagnostics” or “the Company”), which was incorporated in the State of Delaware on May 8, 2018. Lucid Diagnostics Inc. is a majority-owned subsidiary of PAVmed Inc., as discussed below.

The Company operates in one segment as a medical diagnostics technology company focused on the relationship between ubiquitous gastroesophageal reflux disease - “GERD” - which is also known as chronic heartburn, acid reflux or simply reflux, and highly lethal esophageal cancer, specifically esophageal adenocarcinoma (EAC).

Lucid Diagnostics Inc. entered into a patent license agreement with Case Western Reserve University (“CWRU”), captioned the Amended and Restated License Agreement, dated August 23, 2021 (“Amended CWRU License Agreement”). The Amended CWRU License Agreement is a successor to and replaced in its entirety the previous CWRU License Agreement, dated May 12, 2018. The Amended CWRU License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

The Amended CWRU License Agreement (as did the predecessor CWRU License Agreement) provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies of two distinct technology components - the “EsoCheck Cell Collection Device” referred to as “EsoCheck®”; and a panel of proprietary methylated DNA biomarkers, a laboratory developed test (“LDT”), referred to as “EsoGuard®”; and together are collectively referred to as the “EsoGuard Technology”. See Note 3, Patent License Agreement – Case Western Reserve University, for a discussion of the Amended CWRU License Agreement.

EsoCheck has received 510(k) marketing clearance from the FDA as an esophageal cell collection device in June 2019; and EsoGuard completed the certification required by the Clinical Laboratory Improvement Amendment (“CLIA”) and accreditation of the College of American Pathologists making it commercially available as a Laboratory Developed Test (“LDT”) in December 2019.

The EsoGuard® diagnostic LDT and the EsoCheck® cell sample collection device constitute the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent EAC deaths through early detection of esophageal precancer and cancer in at-risk GERD patients.

Since its inception, the Company has advanced the proprietary technologies underlying EsoGuard and EsoCheck from the academic research laboratory to commercial diagnostics tests and devices with scalable manufacturing capacity. The Company is presently focused on expanding commercialization across multiple sales channels, including: the communication and education of medical practitioners and clinicians of the EsoGuard LDT; and establishing “Lucid Diagnostics Test Centers” for the collection of cell samples using EsoCheck and delivery of the collected cell samples to ResearchDX Inc. (“RDx”), a CLIA certified commercial laboratory service provider, for the performance of the EsoGuard LDT. Additionally, the Company is conducting two concurrent clinical trials, including each of: the “EsoGuard screening study” (“ESOGUARD-BE-1”); and the “EsoGuard case control study” (“ESOGUARD-BE-2”), to support United States Food and Drug Administration (“FDA”) pre-market approval (“PMA”) of the use of EsoGuard and EsoCheck as an in-vitro diagnostic medical device (“IVD”). Further, the Company is developing expanded clinical evidence to support recommendation of our products in professional society guidelines.

Note 1 — Summary Description of the Company - continued

Lucid Diagnostics Inc. Common Stock

Issued and Outstanding - September 30, 2021

As of September 30, 2021 and December 31, 2020, there were 14,114,707 shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which, PAVmed Inc. holds 11,552,562 shares, representing a majority ownership equity interest and has a controlling financial interest in Lucid Diagnostics Inc., and accordingly, Lucid Diagnostics Inc. is a consolidated majority-owned subsidiary of PAVmed Inc., as of each such date.

Authorized Shares Increase and Stock-Split - October 6, 2021

Subsequent to September 30, 2021, effective October 6, 2021, the Lucid Diagnostics Inc. board of directors: increased the authorized shares of common stock of Lucid Diagnostics Inc. to 100.0 million shares; and declared a 1.411-to-1.0 common stock-split with respect to Lucid Diagnostics Inc. common stock, as discussed below.

PAVmed Inc Conversion of the Senior Unsecured Promissory Note Principal - October 13, 2021

Subsequent to September 30, 2021, on October 13, 2021, 15,803,200 shares of common stock of Lucid Diagnostics Inc. were issued to PAVmed Inc. upon the election by PAVmed Inc. to convert the $22.4 million face value principal of a Senior Unsecured Promissory Note, dated June 1, 2021, under the terms of such note, which was issued to PAVmed Inc. by Lucid Diagnostics Inc.

Lucid Diagnostics Inc. Initial Public Offering - October 14, 2021

Subsequent to September 30, 2021, on October 14, 2021, Lucid Diagnostics Inc. completed an initial public offering (“IPO”) of its common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721), wherein a total of 5.0 million IPO shares of common stock were issued, with such total IPO shares inclusive of 571,428 IPO shares issued to PAVmed Inc., at an IPO offering price of $14.00 per share, resulting gross proceeds of $70.0 million, before underwriting fees of $4.9 million, and approximately $0.7 million of offering costs incurred by the Company.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are those of Lucid Diagnostics Inc. on a stand-alone legal entity basis. Lucid Diagnostics Inc. (“the Company”) is a majority-owned consolidated subsidiary of PAVmed Inc., which has a majority equity ownership interest and has financial control of Lucid Diagnostics Inc.

The accompanying unaudited condensed financial statements of Lucid Diagnostics Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”) regarding interim financial reporting. As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2020 has been derived from the Company’s audited financial statements at such date. The accompanying unaudited condensed financial statements have been prepared on the same basis as the Company’s annual financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair presentation of the Company’s unaudited condensed financial information.

Effective October 6, 2021, the Lucid Diagnostics Inc. board of directors: increased the authorized shares of common stock to 100.0 million shares; and declared a 1.411-to-1.0 common stock-split. All shares of common stock of the Company and per share amounts, for all periods presented, have been adjusted for the common stock-split, with such adjustment rounded-up to the next whole share in lieu of a fractional share, with no adjustment to the par value per share, inclusive of: the number of shares of common stock issued and outstanding (and the corresponding increase to common stock par value and decrease to additional paid in capital), along with the conversion price per share of the Senior Unsecured Promissory Note; basic and diluted weighted-average shares outstanding and the corresponding loss per share; and applicable notes to the financial statements, including: stock options granted, stock option exercise prices, and the number of restricted stock awards, and the respective fair value per share of the stock options and restricted stock awards, along with all other share and per share amounts for all periods presented as applicable.

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any other interim period or for any other future periods.

Use of Estimates

In preparing unaudited condensed financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include the estimated fair value of stock-based equity awards, and the estimated fair value of financial instruments recognized as liabilities. In addition, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows.

Segment Data

The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

Cash

The Company maintains its cash at a major financial institution with high credit quality. At times, the balance of its cash deposits may exceed federally insured limits. The Company has not experienced a loss on deposits with commercial banks and financial institutions which exceed federally insured limits.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies - continued

Revenue Recognition

The Company recognizes revenue under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, (“ASC 606”). At its inception, an arrangement is accounted for under the provisions of ASC 606 as a contract with a customer when there is: a legally enforceable contract between the parties; the rights of the parties are identified; the arrangement has commercial substance; and collectability of the contract consideration is deemed probable. To determine revenue recognition for arrangements determined to be within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation.

Offering Costs

Offering costs consist of certain legal, accounting, and other advisory fees incurred related to the Company’s efforts to raise debt and equity capital. Offering costs in connection with equity financing are recognized as either an offset against the financing proceeds to the extent the underlying security is equity classified or a current period expense to extent the underlying security is liability classified or for which the fair value option is elected. Offering costs, lender fees, and warrants issued in connection with debt financing, to the extent the fair value option is not elected, are recognized as debt discount, which reduces the reported carrying value of the debt, with the debt discount amortized as interest expense, generally over the contractual term of the debt agreement, to result in a constant rate of interest. Offering costs associated with in-process capital financing are accounted for as deferred offering costs. As of September 30, 2021 and December 31, 2020, the were no deferred offering costs.

Research and Development Expenses

Research and development expenses are recognized as incurred and include the salary and stock-based compensation of employees engaged in product research and development activities, and the costs related to the Company’s various contract research service providers, suppliers, engineering studies, supplies, and outsourced testing and consulting fees, as well as depreciation expense and rental costs for equipment used in research and development activities, and fees incurred for access to certain facilities of contract research service providers.

Patent Costs and Purchased Patent License Rights

Patent related costs in connection with filing and prosecuting patent applications and patents filed by the Company are expensed as incurred and are included in the line item captioned “general and administrative expenses” in the accompanying consolidated statements of operations. Patent fee reimbursement expense incurred under the patent license agreement agreements are included in the line item captioned “research and development expenses” in the accompanying consolidated statements of operations.

The Company has entered into agreements with third parties to acquire technologies for potential commercial development. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of patent license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 730, “Research and Development”, (“ASC 730”), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the United States Food and Drug Administration (“FDA”), are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense when achievement of the milestone is determined to be probable and the amount of the corresponding milestone can be objectively estimated.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies - continued

Stock-Based Compensation

Stock-based awards are made to members of the board of directors of the Company, the Company’s employees and non-employees, under each of the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”) and the PAVmed Inc. 2014 Long-Term Incentive Equity Plan (“PAVmed Inc. 2014 Equity Plan”).

The provisions of FASB Accounting Standard Update (“ASU”) 2018-07 (“ASU 2018-07”) amended FASB ASC Topic 718, Stock-Based Compensation, (“ASC 718”) to align the accounting for stock-based awards granted to nonemployees with the requirements for accounting for stock-based awards to employees; and superseded the previous guidance of FASB ASC Topic 505-50, Equity-Based Payments to Non-Employees (“ASC 505-50”). The adoption as of January 1, 2020 of the updated provisions of ASC 718, as amended by ASU 2018-07, had no effect on the Company’s financial statements.

In the year ended December 31, 2020, with respect to stock-based awards granted to the board of directors, employees, and non-employees, the Company recognizes stock-based compensation in accordance with the provisions of ASC 718, as amended by ASU 2018-07, wherein the grant-date estimated fair value of the stock-based award is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective stock-based award, with such straight-line recognition adjusted, as applicable, so the cumulative expense recognized is at-least equal-to-or-greater-than the estimated fair value of the vested portion of the respective stock-based award as of the reporting date.

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	The expected term of stock options represents the period of time stock options are expected to be outstanding, which is the expected term derived using the simplified method and, through December 31, 2019 for non-employees was the remaining contractual term (under the previous provisions of ASC 505-50);

●	With respect to the PAVmed Inc. 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2020 and 2019; and for stock options granted to non-employees in the year ended December 31, 2019, the period of volatility was commensurate with the remaining contractual term of the respective stock option (under the previous provisions ASC 505-50).

●	With respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, the expected stock price volatility was based on the historical stock price volatility of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the year ended December 31, 2019; and for stock options granted to non-employees in the year ended December 31, 2019, the period of volatility was commensurate with the remaining contractual term of the respective stock option (under the previous provisions ASC 505-50). There were no stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan in the year ended December 31, 2020;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of PAVmed Inc. common stock used in the computation of estimated fair value of stock options granted under the PAVmed Inc. 2014 Equity Plan is its quoted closing price per share. The price per share of Lucid Diagnostics Inc. common stock used in the computation of estimated fair value of stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was estimated using a discounted cash flow method applied to a multi-year forecast of its future cash flows.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Significant Accounting Policies - continued

Financial Instruments Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurement, (ASC 820) defines fair value as the price which would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at a transaction measurement date. The ASC 820 three-tier fair value hierarchy prioritizes the inputs used in the valuation methodologies, as follows:

Level 1	Valuations based on quoted prices for identical assets and liabilities in active markets.

Level 2	Valuations based on observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets which are not active, or other inputs observable or can be corroborated by observable market data.

Level 3	Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The Company evaluates its financial instruments to determine if those instruments or any embedded components of those instruments potentially qualify as derivatives required to be separately accounted for in accordance with FASB ASC Topic 815, Derivatives and Hedging (ASC 815). The accounting for warrants issued to purchase shares of common stock of the Company is based on the specific terms of the respective warrant agreement, and are generally classified as equity, but may be classified as a derivative liability if the warrant agreement provides required or potential full or partial cash settlement. A warrant classified as a derivative liability, or a bifurcated embedded conversion or settlement option classified as a derivative liability, is initially measured at its issue-date fair value, with such fair value subsequently adjusted at each reporting period, with the resulting fair value adjustment recognized as other income or expense. If upon the occurrence of an event resulting in the warrant liability or the embedded derivative liability being subsequently classified as equity, or the exercise of the warrant or the conversion option, the fair value of the derivative liability will be adjusted on such date-of-occurrence, with such date-of-occurrence fair value adjustment recognized as other income or expense, and then the derivative liability will be derecognized at such date-of-occurrence fair value.

The recurring and non-recurring estimated fair value measurements are subjective and are affected by changes in inputs to the valuation models, including the Company’s common stock price, and certain Level 3 inputs, including, the assumptions regarding the estimated volatility in the value of the Company’s common stock price; the Company’s dividend yield; the likelihood and timing of future dilutive transactions, as applicable, along with the risk-free rates based on U.S. Treasury security yields. Changes in these assumptions can materially affect the estimated fair values.

As of September 30, 2021 and December 31, 2020, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards - continued

Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, (ASC 740). Current tax liabilities or receivables are recognized for estimated income tax payable and/or refundable for the current year. Deferred tax assets and deferred tax liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and deferred tax liabilities are recorded in the provision for income taxes.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of September 30, 2021 and December 31, 2020.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of September 30, 2021, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of September 30, 2021 and December 31, 2020 or recognized during the nine months ended September 30, 2021 nor the year ended December 31, 2020. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Lucid Diagnostics Inc. is included in the consolidated tax returns of PAVmed Inc. and Subsidiaries. Notwithstanding, the Lucid Diagnostics Inc. stand-alone legal entity estimated income tax provision was computed on an assumed separate income tax return, wherein, the estimated income tax provision of Lucid Diagnostics Inc. is computed as if its income tax returns were filed by Lucid Diagnostics Inc. on a stand-alone legal entity basis. Notwithstanding the absence of a formal tax sharing agreement between PAVmed Inc. and Lucid Diagnostics Inc., the Lucid Diagnostics Inc. stand-alone legal entity current tax expense and /or tax refund, if any, would be settled with PAVmed Inc. (as opposed with the respective tax authority). The deferred tax asset and /or deferred tax liability; a valuation allowance on the deferred tax asset, net; and /or an uncertain tax position, if any; each as discussed above, is determined based on Lucid Diagnostics Inc. stand-alone legal entity assumed filing of separate income tax returns.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards - continued

Significant Accounting Policies - continued

Net Loss Per Share

The net loss per share is computed by dividing each of the respective net loss by the number of “basic weighted average common shares outstanding” and “diluted weighted average shares outstanding” for the reporting period indicated. The basic weighted-average shares common shares outstanding are computed on a weighted average based on the number of days the shares of common stock of the Company are issued and outstanding during the respective reporting period indicated. The diluted weighted average common shares outstanding are the sum of the basic weighted-average common shares outstanding plus the number of common stock equivalents’ incremental shares on an if-converted basis, computed using the treasury stock method, computed on a weighted average based on the number of days the incremental shares would potentially be issued and outstanding during the periods indicated, if dilutive. The Company’s common stock equivalents include the Senior Unsecured Promissory Note, dated June 1, 2021, and stock options and unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan.

Notwithstanding, as the Company has a net loss for each reporting period presented, only the basic weighted average common shares outstanding are used to compute the basic and diluted net loss per share for each reporting period presented.

Financial Condition

The provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern (“ASC 205-40”) requires management to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements are issued. In each reporting period (including interim periods), an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Under the provisions of ASC 205-40, substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

Since its inception to the date of the Company’s IPO on October 14, 2021, the operations of Lucid Diagnostics Inc. have been funded by PAVmed Inc. providing working capital cash advances and the payment by PAVmed Inc. of certain operating expenses on-behalf-of Lucid Diagnostics Inc. Additionally, the daily operations of Lucid Diagnostics Inc. continue to be managed by personnel employed by PAVmed Inc., for which Lucid Diagnostics Inc. incurs expense according to the provisions of a Management Services Agreement between Lucid Diagnostics Inc. and PAVmed Inc. See Note 4, Related Party Transactions, for information with respect to the Management Services Agreement; and Note 5, Due To PAVmed Inc., for further information with respect to amounts owed to PAVmed Inc. by Lucid Diagnostics Inc.

The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof, of which is inclusive of the cash proceeds resulting from the Company’s IPO, the Company expects to be able to fund its future operations for one year from the date of the issue of the Company’s unaudited condensed financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended September 30, 2021.

JOBS Act EGC Accounting Election

Lucid Diagnostics Inc. is an “emerging growth company” or “EGC” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, an EGC can delay adopting new or revised accounting standards issued after the enactment of the JOBS Act until such time as those standards apply to private companies. In this regard, Lucid Diagnostics Inc. has irrevocably elected to avail itself of this exemption from new or revised accounting standards, and, therefore, will not be subject to the same new or revised accounting standards as public companies who are not an EGC.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Recent Accounting Standards Updates

Accounting Standards Updates Adopted

As of January 1, 2020, the Company adopted the (amended) guidance of ASC 718, as amended by ASU 2018-07, with respect to the recognition and measurement of stock-based compensation expense of stock-based awards granted to non-employees, which aligned the accounting for stock-based payments to nonemployees with the accounting for employees under ASC 718. The adoption of the amended guidance of ASC 718 did not have an effect on the Company’s financial statements.

As of January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which modifies the disclosure requirements on fair value measurement. The adoption of ASU 2018-13 did not have an effect on the Company’s financial statements.

As of January 1, 2020, the Company adopted the guidance of ASU 2017-11, issued by the FASB in July 2017, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) - Part I - Accounting for Certain Financial Instruments with Down-Round Features, and Part II - Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Principally, ASU 2017-11 amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share data will adjust their basic earnings per share calculation for the effect of the down-round feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down-round feature) and will also recognize the effect of the trigger within equity. Additionally, ASU 2017-11 also addresses “navigational concerns” within the FASB ASC related to an indefinite deferral available to private companies with mandatorily redeemable financial instruments and certain noncontrolling interests, which has resulted in the existence of significant “pending content” in the ASC. The FASB decided to reclassify the indefinite deferral as a scope exception, which does not have an accounting effect. The guidance of ASU 2017-11 is effective for public business entities, as defined in the ASC Master Glossary, for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. With respect to all other entities, including the Company under its JOBS Act EGC Accounting Election, as discussed above, the guidance of ASU 2017-11 was effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The adoption of the ASU 2017-11 guidance as of January 1, 2020 did not have an effect on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, by eliminating the beneficial conversion and cash conversion accounting models previously contained in ASC 470-20 that required separate accounting for embedded conversion features. ASU 2020-06 also simplified the assessment of a financial instruments d settlement to determine whether a contract is an entity’s own equity qualifies for equity classification by removing certain conditions from ASC 815-4-25. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company’s adoption of the ASU 2020-06 guidance as of January 1, 2021 did not have an effect on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes: Simplifying the Accounting for Income Taxes”, (“ASU 2019-12”). The guidance of ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation, and calculating income taxes in interim periods, and adds revised guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company’s adoption of the ASU 2019-12 guidance as of January 1, 2021 did not have an effect on the Company’s financial statements.

Accounting Standards Updates Not Yet Adopted

FASB ASC Topic 842, Leases, (“ASC 842”) (ASU No. 2016-02, Leases, February-2016 - “ASU 2016-02”) which established a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ASC 842 effective date for the Company is December 31, 2022 and for interim quarterly financial statements commencing March 31, 2023.

Note 3 — Patent License Agreement – Case Western Reserve University

Overview

Lucid Diagnostics Inc. entered into a patent license agreement with Case Western Reserve University (“CWRU”), captioned the Amended and Restated License Agreement, dated August 23, 2021 (“Amended CWRU License Agreement”). The Amended CWRU License Agreement is a successor to and replaced in its entirety the previous CWRU License Agreement, dated May 12, 2018. The Amended CWRU License Agreement terminates upon the expiration of certain related patents, or on May 12, 2038 in countries where no such patents exist, or upon expiration of any exclusive marketing rights granted by the FDA or other U.S. government agency, whichever comes later.

The Amended CWRU License Agreement (as did the predecessor CWRU License Agreement) provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies of two distinct technology components - the “EsoCheck Cell Collection Device” referred to as “EsoCheck®”; and a panel of proprietary methylated DNA biomarkers, a laboratory developed test (“LDT”), referred to as “EsoGuard®”; and together are collectively referred to as the “EsoGuard Technology”.

The CWRU License Agreement Fee was $272,553, of which $50,000 was previously paid in 2018. On the August 23, 2021 effective date of the Amended CWRU License Agreement, the remaining balance of $222,553 became payable, and such amount was paid in September 2021. Additionally, also in September 2021, the Company paid a $10,000 amendment fee in connection with the Amended CWRU License Agreement. Additionally, the Amended CWRU License Agreement provides for each of patent fees reimbursement payments; milestone payments; and royalty payments - each as discussed below.

Patent Fees Reimbursement

Lucid Diagnostics Inc. is responsible for reimbursement of certain CWRU billed patent fees. See Note 4, Related Party Transactions, for patent fee reimbursement payments paid to CWRU in the three and nine months ended September 30, 2021 and 2020.

Milestones

The (predecessor) CWRU License Agreement contained milestones, including regulatory milestones with respect to the FDA 501(k) submission of EsoCheck and the FDA clearance of EsoCheck, respectively regulatory submissions and clearances; which were achieved in accordance with the requisite contractual due dates, for which a $75,000 research and development expense was recognized and paid with respect to the achievement of the regulatory milestone related to FDA clearance of EsoCheck. The CWRU License Agreement was amended effective February 12, 2021, to: change the achievement date of commercialization milestone from November 2020 to August 2021; to eliminate the payment with respect to the commercialization milestone; and to add a non-refundable $100,000 payment to CWRU in consideration for such changes to the commercialization milestone (“CWRU License Agreement Amendment Fee”), with such fee recognized as general and administrative expense as of December 31, 2020 and paid in February 2021. The regulatory milestone related to FDA PMA submission of a licensed product (“PMA Milestone”) is included in the Amended CWRU License Agreement, and is the sole remaining unachieved milestone, for which a $200,000 milestone payment would be payable to CWRU upon its achievement.

Note 3 — Patent License Agreement – Case Western Reserve University - continued

Royalty Fee

Under the Amended CWRU License Agreement. the Company is required to pay a royalty fee to CWRU with respect to the “Licensed Products” (as defined in the CWRU License Agreement) of a percentage of “Net Sales”, as defined in the Amended CWRU License Agreement, as follows: 5.0% of Net Sales up to $100.0 million per year; and 8.0% of Net Sales of $100.0 million or greater per year, with such amounts subject-to a minimum annual royalty fee.

The base minimum annual royalty fee is $50,000 commencing January 1 following the first anniversary of the “First Commercial Sale” of a “Licensed Product” (as such terms are defined in the Amended CWRU License Agreement). The minimum annual royalty fee increases to each of: $150,000 if the annual “Net Sales” (as defined in the Amended CWRU License Agreement) exceed $25.0 million up to $50.0 million; $300,000 if annual Net Sales exceed $50.0 million up to $100.0 million; and $600,000 if annual Net Sales exceed $100.0 million. The Company recognized a 5.0% royalty fee payment liability as of September 30, 2021 with respect to the revenue recognized under the EsoGuard Commercialization Agreement, dated August 1, 2021, between Lucid Diagnostics Inc. and Research Dx Inc. Prior to September 30, 2021, no royalty fee has been incurred under the CWRU license agreements.

Additionally, the Company is required to pay a royalty fee on (sub-license) “Other Proceeds” (as defined in the Amended CWRU License Agreement) of: 30% of sub-license proceeds to extent the sub-license proceeds are realized prior to the first commercial Sale of a Licensed Product; or 15% of sub-license proceeds to extent the sub-license proceeds are realized after the first commercial Sale of a Licensed Product.

Consulting Agreements with Physician Inventors - Intellectual Property - CWRU License Agreement

Lucid Diagnostics Inc. entered into consulting agreements with each of the three physician inventors of the intellectual property licensed under the Amended CWRU License Agreement (“Physician Inventors”), with each such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided, and an expiration date of May 12, 2024, upon each of the respective the agreements’ renewal effective May 12, 2021. Additionally, each of the Physician Inventors have been granted stock options and restricted stock awards under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan; and stock options under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan. See Note 4, Related Party Transactions, with respect to the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted awards discussed above; and Note 9, Stock-Based Compensation, for information regarding each of the “Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan” and the separate “PAVmed Inc. 2014 Long-Term Incentive Equity Plan”.

Note 4 — Related Party Transactions

Case Western Reserve University and Physician Inventors - CWRU License Agreement

Case Western Reserve University (“CWRU”) and each of the three physician inventors of the intellectual property licensed under the CWRU License Agreement (“Physician Inventors”) each hold equity ownership minority interests in Lucid Diagnostics Inc. The expenses incurred with respect to the CWRU License Agreement and the three Physician Inventors, as classified in the accompanying unaudited condensed consolidated statement of operations for the periods indicated are summarized as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Cost of Revenue
CWRU – Royalty Fee	$10,000	$—	$10,000	$—

General and Administrative Expense
CWRU – License Agreement - Amendment Fee - Milestone III	10,000	—	10,000	—
Stock-based compensation expense – Physician Inventors’ restricted stock awards	273,000	—	637,000	—

Research and Development Expense
CWRU License Agreement - reimbursement of patent legal fees	82,400	79,497	195,363	138,381
EsoCheck devices provided to CWRU	—	—	—	14,941
Fees - Physician Inventors’ consulting agreements	8,035	20,455	21,950	73,875
Stock-based compensation expense – Physician Inventors’ stock options	55,455	5,750	113,584	17,250
Total Related Party Expenses	$438,890	$105,702	$987,897	$244,447

See Note 3, Patent License Agreement – Case Western Reserve University, for a discussion of: the Amended CWRU License Agreement; and the consulting agreements with the Physician Inventors; and Note 9, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan and the separate PAVmed Inc. 2014 Long-Term Incentive Equity Plan, including the stock-based equity awards granted to the Physician Inventors.

Note 4 — Related Party Transactions - continued

PAVmed Inc. - Management Services Agreement

The daily operations of Lucid Diagnostics Inc. are managed by personnel employed by PAVmed Inc., for which Lucid Diagnostics Inc. incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed Inc. The MSA does not have a termination date, but may be terminated by the Lucid Diagnostics Inc. board of directors. The MSA Fee is charged on a quarterly basis and is subject-to periodic adjustment corresponding with changes in the number of PAVmed Inc. employees providing services to Lucid Diagnostics Inc., with the change in the MSA Fee approved by each of the Lucid Diagnostics Inc. and PAVmed Inc. board of directors.

Lucid Diagnostics Inc. recognized MSA Fee expense of $870,000 and $570,000 in the three months ended September 30, 2021 and 2020, respectively; and $2,510,000 and $1,110,000 in the nine months ended September 30, 2021 and 2020, respectively. The MSA Fee expense classification in the unaudited condensed statement of operations for the periods noted is as follows:

	Cost of	Commercial	General &	Research &	Total
MSA Fee - Three Months Ended	Revenue	Operations	Administrative	Development	MSA Fee
- March 31, 2021	$—	$323,400	$269,500	$177,100	$770,000
- June 30, 2021	—	295,800	348,000	226,200	870,000
- September 30, 2021	39,682	352,055	254,575	223,688	870,000
Total - Nine Months Ended
September 30, 2021	$39,682	$971,255	$872,075	$626,988	$2,510,000

	Cost of	Commercial	General &	Research &	Total
MSA Fee - Three Months Ended	Revenue	Operations	Administrative	Development	MSA Fee
- March 31, 2020	$—	$43,200	$118,800	$108,000	$270,000
- June 30, 2020	—	56,700	118,800	94,500	270,000
- September 30, 2020	—	148,200	245,100	176,700	570,000
Total - Nine Months Ended
September 30, 2020	$—	$248,100	$482,700	$379,200	$1,110,000

The classification of the MSA Fee as presented above is based on the PAVmed Inc. quarterly classification of employee salary expense. In this regard, PAVmed Inc. classifies employee salary expense as cost-of-revenue for employees engaged in service delivery under the EsoGuard Commercialization Agreement, and commercial operations for employees performing sales, marketing, and reimbursement activities and functions, general and administrative, and research and development except for those employees who are engaged in product and services engineering development and design and /or clinical trials activities, for which such employee salary is classified as research and development expense.

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized as general and administrative expense $7,500 and $21,000 in the three and nine months ended September 30, 2021, respectively; and $3,000 and $4,000 in the three and nine months ended September 30, 2020, respectively, in connection with the consulting agreement.

Note 5 — Due To PAVmed Inc.

The aggregate Due To: PAVmed Inc., inclusive of the Senior Unsecured Promissory Note, for the periods indicated is summarized as follows:

	Principal	Interest
	Senior	Unsecured	Working	PAVmed
	Unsecured	Senior	Capital	Inc.
	Promissory	Promissory	Cash	OBO	MSA
	Note	Note	Advances	Payments	Fees	Total
Balance - December 31, 2020	$—	$—	$8,200,000	$2,361,435	$2,700,000	$13,261,435
Nine months ended September 30, 2021	—	—	7,738,910	178,309	2,510,000	10,427,219
Issue Unsecured Senior Promissory Note	22,400,000	—	(15,938,910)	(2,411,090)	(4,050,000)	—
Unsecured Senior Promissory Note - - Interest Expense	—	593,813	—	—	—	593,813
Balance - September 30, 2021	$22,400,000	$593,813	$—	$128,654	$1,160,000	$24,282,467

	Principal	Interest
	Unsecured	Unsecured	Working	PAVmed
	Senior	Senior	Capital	Inc.
	Promissory	Promissory	Cash	OBO	MSA
	Note	Note	Advances	Payments	Fees	Total
Balance - December 31, 2019	$—	$—	$2,621,500	$1,678,927	$1,020,000	$5,320,427
Nine months ended September 30, 2020	—	—	3,978,500	334,425	1,110,000	5,422,925
Balance - September 30, 2020	$—	$—	$6,600,000	$2,013,352	$2,130,000	$10,743,352

Lucid Diagnostics Inc. has principally financed its operations through working capital cash advances from PAVmed Inc. and the periodic payment of certain operating expenses by PAVmed Inc. on-behalf-of Lucid Diagnostics Inc. (the “PAVmed Inc. OBO Payments”). Additionally, the daily operations of Lucid Diagnostics Inc. are managed by personnel employed by PAVmed Inc., for which the Company incurs expense according to the provisions of a Management Services Agreement (MSA) between the Company and PAVmed Inc (the “MSA Fee”). See Note 4, Related Party Transactions, for further information regarding the MSA.

Senior Unsecured Promissory Note

Subsequent to September 30, 2021, on October 13, 2021, Lucid Diagnostics Inc. issued 15,803,200 shares of its common stock to PAVmed Inc. upon the election by PAVmed Inc. to convert the $22.4 million face value principal under the terms of a Senior Unsecured Promissory Note, dated June 1, 2021. The Senior Unsecured Promissory Note was issued by Lucid Diagnostics Inc. to PAVmed Inc. with a face value principal of $22.4 million, which replaced the aggregate outstanding and payable balance of the Due To: PAVmed Inc. as of June 1, 2021, had an annual interest rate of 7.875%, a contractual maturity date of May 18, 2028, and, at the election of PAVmed Inc., provided for the partial or full repayment of the face value principal and accrued but unpaid interest thereon by the issue of shares of Lucid Diagnostics Inc. common stock at a conversion price of $1.42 per share of Lucid Diagnostics Inc. common stock.

Note 6 — Prepaid Expenses, Deposits and Other Current and Non-Current Assets

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2021	December 31, 2020
Advanced payments to service providers and suppliers	$1,246,057	$311,041
Deposits	232,384	183,832
EsoCheck cell collection supplies	753,328	778,811
EsoGuard mailer supplies	51,395	54,940
Total prepaid expenses, deposits and other current assets	$2,283,164	$1,328,624

Non-Current Assets

The Company entered into an agreement with a clinical research organization (“CRO”) in connection with EsoGuard clinical trials (the “EsoGuard CRO Agreement”). The term of the EsoGuard CRO Agreement is from the September 2019 effective date to the conclusion of the respective clinical trials, but not to exceed 60 months from the effective date of the EsoGuard CRO Agreement. The CRO agreement may be cancelled with sixty days written notice, without an early termination fee. The Company incurred an on-account deposit of $755,000 as of September 30, 2021 and December 31, 2020, of which $643,000 had been paid as of December 31, 2020, with the remaining $112,000 paid in March 2021, with such deposit classified as a non-current asset in the line item captioned “Other assets” on the accompanying unaudited condensed balance sheet as of September 30, 2021 and December 31, 2020.

Note 7 — Accrued Expenses and Other Current Liabilities

Accrued expenses and Other Current Liabilities for the periods indicated consist of the following:

	September 30, 2021	December 31, 2020
CWRU License Agreement fee	$—	$222,553
CWRU License Agreement Amendment fee	—	100,000
CWRU Amended License Agreement - Royalty Fee	10,000	—
Operating expenses	297,533	49,538
EsoCheck supplies	—	22,118
Total accrued expenses and other current liabilities	$307,533	$394,209

See Note 3, Patent License Agreement – Case Western Reserve University, for a discussion of the license agreement with CWRU.

Note 8 — Commitment and Contingencies

Guaranty Agreement - PAVmed Inc. Senior Convertible Notes

Lucid Diagnostics Inc. was a party to a Security and Pledge Agreement, a Guaranty Agreement, and an Intellectual Property Security Agreement, (collectively the “Security Documents”), with respect to the issue by PAVmed Inc. of senior convertible notes, pursuant to which, among other things, the PAVmed Inc. obligations under certain of the senior convertible notes were guaranteed by Lucid Diagnostics Inc. The Security Documents had granted the lender’s Collateral Agent (as defined in the Security and Pledge Agreement) a security interest in all of the Lucid Diagnostics Inc. personal property to secure the PAVmed Inc. obligations under the Senior Convertible Notes. A portion of the proceeds from each of the Senior Convertible Notes were used to fund working capital cash advances from PAVmed Inc. to Lucid Diagnostics Inc.

Notwithstanding, all of the senior convertible notes issued by PAVmed Inc. were repaid-in-full during the three months ended March 31, 2021, and, accordingly, the related liens and guaranty agreements were terminated as of the respective repayment dates during such period.

Legal Proceedings

In the ordinary course of our business, particularly as it begins commercialization of its products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. Except as otherwise noted herein, the Company does not believe it is currently a party to any other pending legal proceedings. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

EsoGuard CRO Agreement

The Company entered into an agreement with a clinical research organization (“CRO”) in connection with the EsoGuard clinical trials, referred to as the EsoGuard CRO Agreement. The CRO will assist the Company with conducting two concurrent clinical trials referred to as the “EsoGuard screening study” and the “EsoGuard case control study”. The term of the EsoGuard CRO Agreement is from the September 2019 effective date to the conclusion of the respective clinical trials, but not to exceed 60 months from the effective date of the EsoGuard CRO Agreement. The CRO agreement may be cancelled with sixty days written notice, without an early termination fee.

Note 9 — Stock-Based Compensation

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”) is designed to enable Lucid Diagnostics Inc. to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire shares of common stock of Lucid Diagnostics Inc. The types of awards that may be granted under the Lucid Diagnostics Inc. 2018 Equity Plan include stock options, stock appreciation rights, restricted stock awards, and other stock-based awards subject to limitations under applicable law. The Lucid Diagnostics Inc. 2018 Equity Plan grants are subject-to approval of the Lucid Diagnostics Inc. board of directors.

A total of 5,644,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 3,104,200 shares available for grant as of September 30, 2021, exclusive of 423,300 Lucid Diagnostics Inc. stock options previously granted outside the Lucid Diagnostics Inc. 2018 Equity Plan.

Lucid Diagnostics Inc. 2018 Equity Plan - Stock Options

Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan for the period indicated is as follows:

	Number Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2020	1,399,243	$0.61	8.0
Granted(1)	—	$—
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at September 30, 2021	1,399,243	$0.61	7.5
Vested and exercisable stock options at September 30, 2021	1,120,526	$0.57	7.4

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

Previously, in January 2020, 4,703 stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan were exercised for cash proceeds of $4,999, resulting in the issue of the same number of shares of common stock of Lucid Diagnostics Inc.

The three Physician Inventors were each granted 141,100 stock options under the Lucid Diagnostics Inc. 2018 Equity Plan, with a grant date of May 12, 2018, an exercise price of $0.35 per share of common stock of Lucid Diagnostics Inc., vesting ratably on a quarterly basis commencing June 30, 2018 and ending March 31, 2021, and a contractual period of ten years from the date of grant.

See Note 4, Related Party Transactions, for a summary of the stock-based compensation expense recognized with respect to the stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to the Physician Inventors.

Note 9— Stock-Based Compensation - continued

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan – Restricted Stock Awards

As of September 30, 2021, a total of 1,813,135 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan, summarized as follows:

A total of 1,467,440 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan in March 2021, inclusive of grants to employees of PAVmed Inc., a member of the board of directors of Lucid Diagnostics Inc. (who is also a member of the board of directors of PAVmed Inc.), and to each of the three physician inventors of the intellectual property licensed under the CWRU License Agreement (“Physician Inventors”), with such restricted stock awards having a single vesting date of March 1, 2023, and an aggregate grant date fair value of approximately $18.9 million, measured as discussed below, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period, and classified in general and administrative expense in the accompanying unaudited condensed statement of operations. The restricted stock awards are subject to forfeiture if the requisite service period is not completed. See Note 4, Related Party Transactions, for a summary of the stock-based compensation expense recognized with respect to the restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan to the Physician Inventors.

A total of 91,715 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan in April 2021, inclusive of grants to an employee of PAVmed Inc. and a member of the board of directors of Lucid Diagnostics Inc., with such restricted stock awards having a single vesting date in April 2023, and an aggregate grant date fair value of approximately $1.2 million, measured as discussed below, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period, with approximately $1.1 million classified in general and administrative expense and $0.1 million classified in research and development expense in the accompanying unaudited condensed statement of operations. Subsequent to September 30, 2021, as of October 1, 2021, 7,055 restricted stock awards granted in April 2021 were forfeited upon the employee’s termination of employment. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

A total of 253,980 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan in the three months ended September 30, 2021, to members of the board of directors of Lucid Diagnostics Inc., with 169,320 restricted stock awards having annual vesting dates on the grant date anniversary in each of September 2022 and 2023; and 84,660 restricted stock awards having a single vesting date in July 2023. The restricted stock awards granted in the three months ended September 30, 2021, had an aggregate grant date fair value of approximately 3.4 million, measured as discussed below, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period, classified in general and administrative expense in the accompanying unaudited condensed statement of operations.

Subsequent to September 30, 2021, as of October 14, 2021, an additional 84,660 restricted stock awards were granted under the Lucid Diagnostics Inc. 2018 Equity Plan to a member of the board of directors of Lucid Diagnostics Inc.

The estimated fair value of the restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan, as discussed above, was determined using a probability-weighted average expected return methodology (“PWERM”), which involves the determination of equity value under various exit scenarios and an estimation of the return to the common stockholders under each scenario. In this regard, the Lucid Diagnostics Inc. common stock grant-date estimated fair value was based upon an analysis of future values, assuming various outcomes, based upon the probability-weighted present value of expected future investment returns, considering each of the possible future outcomes available to Lucid Diagnostics Inc.

The PWERM principally involved (i) the identification of scenarios and related probabilities; (ii) determine the equity value under each scenario; and (iii) determine the common stock shareholders’ return in each scenario. The two scenarios identified were an initial public offering (“IPO”) of Lucid Diagnostics Inc. common stock (“IPO scenario”); and, to continue as a private company (“stay private scenario”). With respect to the IPO scenario, the valuation of the Lucid Diagnostics Inc. common stock was computed using assumptions, including dates of the IPO, to calculate an estimated pre-money valuation; and, with respect to the stay private scenario, an income approach was used, wherein a risk-adjusted discount rate is applied to projected future cash flows. A relative weighting of 75% - 97.5% was applied to the IPO scenario and 25% - 2.5% was assigned to the stay private scenario.

Note 9 — Stock-Based Compensation - continued

PAVmed Inc. 2014 Long-Term Incentive Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed Inc. 2014 Equity Plan”), is separate and apart from the Lucid Diagnostics Inc. 2018 Equity Plan (as such equity plan is discussed above). The PAVmed Inc. 2014 Equity Plan is designed to enable PAVmed Inc. to offer employees, officers, directors, and consultants, as defined, an opportunity to acquire a proprietary interest in PAVmed Inc. The types of awards that may be granted under the PAVmed Inc. 2014 Equity Plan include stock options, stock appreciation rights, restricted stock awards, and other stock-based awards subject to limitations under applicable law. The PAVmed Inc. 2014 Equity Plan grants are subject-to approval of the PAVmed Inc. board of directors compensation committee. The PAVmed Inc. 2014 Equity Plan is separate from the Lucid Diagnostics Inc. 2018 Equity Plan discussed above.

The three Physician Inventors were each granted 25,000 stock options under the PAVmed Inc. 2014 Equity Plan, with a grant date of May 12, 2018, an exercise price of $1.59 per share of common stock of PAVmed Inc., vesting ratably on a quarterly basis commencing June 30, 2018 and ending March 31, 2021, and a contractual period of ten years from the date of grant. Additionally, the three Physician Inventors were each granted 50,000 stock options under the PAVmed Inc. 2014 Equity Plan, with a grant date of June 21, 2021, an exercise price of $6.41 per share of common stock of PAVmed Inc., vesting ratably on a quarterly basis commencing June 30, 2021 and ending March 31, 2024, and a contractual period of ten years from the date of grant. See Note 4, Related Party Transactions, for a summary of the stock-based compensation expense recognized with respect to the stock options granted under the PAVmed Inc. 2014 Equity Plan to the Physician Inventors.

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lucid Diagnostics Inc 2018 Equity Plan – general and administrative expense	$2,694,882	$—	$5,988,299	$—
Lucid Diagnostics Inc 2018 Equity Plan – research and development expenses	21,864	13,114	57,156	39,344
PAVmed Inc 2014 Equity Plan - research and development expenses	56,456	3,251	111,084	9,750
Total stock-based compensation expense – recognized by Lucid Diagnostics Inc	$2,772,202	$16,365	$6,156,539	$49,094

The stock-based compensation expense, as presented above, is inclusive of: stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan to employees of PAVmed Inc., the Physician Inventors (as discussed above), and members of the board of directors of Lucid Diagnostics Inc., as well as the stock options granted under the PAVmed Inc. 2014 Equity Plan to the Physician Inventors (as discussed above).

Stock-based compensation expense recognized by Lucid Diagnostics Inc. with respect to stock options granted to the Physician Inventors under the PAVmed Inc. 2014 Equity Plan, as such stock options as discussed above, during the three and nine months ended September 30, 2021, was based on a weighted average fair value of $4.19 per share of PAVmed Inc. common stock, calculated using the Black-Scholes valuation model, with an expected term of 5.7 years, estimated PAVmed Inc. stock price volatility of 75%, a risk-free interest rate of 1.0%, and, an expected PAVmed Inc. common stock dividend yield of 0%.

Note 9 — Stock-Based Compensation - continued

As of September 30, 2021, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options granted under each of the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Stock-Based Compensation Expense	Weighted Average Remaining Service Period
Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$14,970	0.3 years
Restricted Stock Awards	$17,491,130	1.5 years
PAVmed Inc. 2014 Equity Plan
Stock Options	$520,665	2.5 years

Note 10 — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 20 million shares of its preferred stock, par value of $0.001 per share, with such designation, rights, and preferences as may be determined from time-to-time by the Company’s board of directors. There were no shares of preferred stock issued and outstanding as of September 30, 2021 and December 31, 2020.

Common Stock

The Company is authorized to issue up to 100.0 million shares of common stock, par value of $0.001 per share.

As of September 30, 2021 and December 31, 2020, there were 14,114,707 shares of common stock of Lucid Diagnostics Inc. issued and outstanding, of which, PAVmed Inc. holds 11,552,562 shares, representing a majority-interest equity ownership and has a controlling financial interest in Lucid Diagnostics Inc. with the remaining minority-interest equity ownership held by Case Western Reserve University (“CWRU”); the individual physician inventors of the intellectual property underlying the Amended CWRU License Agreement (the “Physician Inventors”); and a consultant upon the exercise of stock options issued under the Lucid Diagnostics Inc. 2018 Equity Plan.

PAVmed Inc Conversion of the Senior Unsecured Promissory Note Principal - October 13, 2021

Subsequent to September 30, 2021, on October 13, 2021, 15,803,200 shares of common stock of Lucid Diagnostics Inc. were issued to PAVmed Inc. upon the election by PAVmed Inc. to convert the $22.4 million face value principal of a Senior Unsecured Promissory Note, dated June 1, 2021, under the terms of such note, which was issued to PAVmed Inc. by Lucid Diagnostics Inc.

Lucid Diagnostics Inc. Initial Public Offering - October 14, 2021

Subsequent to September 30, 2021, on October 14, 2021, Lucid Diagnostics Inc. completed an initial public offering (“IPO”) of its common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721), wherein a total of 5.0 million IPO shares of common stock were issued, with such total IPO shares inclusive of 571,428 IPO shares issued to PAVmed Inc., at an IPO offering price of $14.00 per share, resulting gross proceeds of $70.0 million, before underwriting fees of $4.9 million, and approximately $0.7 million of offering costs incurred by the Company.

Note 11 — Net Loss Per Share

The “Net loss per share basic and diluted” for the respective periods indicated - is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator
Net loss	$(6,956,619)	$(2,021,677)	$(16,772,393)	$(5,548,873)

Denominator
Weighted average common shares outstanding, basic and diluted	14,114,707	14,114,707	14,114,707	14,114,347

Net Loss per share
Net loss per share - basic and diluted	$(0.49)	$(0.14)	$(1.19)	$(0.39)

Basic weighted-average number of shares of common stock outstanding for the three and nine months ended September 30, 2021 and 2020 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2021	2020
Lucid Diagnostics Inc. 2018 Equity Plan:
- stock options	975,942	975,942
- unvested restricted stock awards	1,813,135	—
Stock options not granted under a plan	423,300	423,300
Total	3,212,377	1,399,242

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed financial condition and results of operations should be read together with our Registration Statement on Form S-1 (SEC File No. 333-259721), including the condensed financial statements for the years ended December 31, 2020 and 2019 included therein (the “Form S-1”), as filed with the Securities and Exchange Commission (the “SEC”). We are a majority-owned consolidated subsidiary of PAVmed Inc. Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “Lucid Diagnostics” are to Lucid Diagnostics Inc.

Effective October 6, 2021, we filed an amendment to our certificate of incorporation, which effected, among other things, a 1.411-for-1 stock split with respect to our common stock. Unless the context otherwise requires, all historical share and per share amounts in this section have been adjusted to give effect to the stock split.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the following discussion and analysis of our (unaudited) condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties.

All statements, other than statements of historical facts, contained in this Form 10-Q, including without limitation statements regarding our future consolidated results of operations and consolidated financial position, our estimates regarding expenses, future revenue, capital and operating expenditure requirements and needs for additional financing, our business strategy and plans and the objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the Form S-1 under the heading “Risk Factors.”

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees, or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to sustain status as a going concern;
●	our ability to protect our intellectual property;
●	our ability to identify and complete strategic acquisitions and integrate the acquired operations;
●	our ability to manage growth;
●	the liquidity and trading of our securities;
●	our regulatory or operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic;
●	our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing; and
●	our status as an “emerging growth company” under the JOBS Act.

In addition, our forward-looking statements do not incorporate the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures, or investments we may make.

We may not actually achieve the plans, intentions, and /or expectations disclosed in our forward-looking statements, and you should not rely on our forward-looking statements. You should read this Form 10-Q, together with the Form S-1 and the documents we have filed as exhibits to this Form 10-Q and the Form S-1, completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable law.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Overview

Operations Overview

We are a commercial-stage medical diagnostics technology company focused on the millions of patients with long-standing gastroesophageal reflux disease (“GERD”) who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”), which is expected to lead to approximately 16,000 U.S. deaths in 2021.

We believe that our lead products, the EsoGuard Esophageal DNA Test performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitute the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent EAC deaths, through early detection of esophageal precancer in at-risk GERD patients.

●	EsoGuard is a DNA test performed on surface esophageal cells collected with EsoCheck in a brief noninvasive office procedure which has been shown to be over 90% sensitive and specific at detecting Barrett’s Esophagus (“BE”), a precancerous condition of the esophagus and all conditions along the BE-EAC spectrum, including on samples collected with EsoCheck (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848).

●	EsoCheck is an FDA 510(k) and CE Mark cleared noninvasive swallowable balloon capsule catheter capable of sampling surface esophageal cells in a less than five-minute office procedure. We believe its proprietary Collect+Protect™ technology makes it the only noninvasive esophageal cell collection device capable of anatomically targeted and protected sampling to prevent dilution and contamination during device withdrawal.

EsoGuard is commercialized in the U.S. as a laboratory developed test (“LDT”) performed at our laboratory partner, ResearchDx Inc., d/b/a PacificDx (“RDx”), located in Irvine, CA. RDx’s laboratory is certified under the Clinical Laboratory Improvement Amendments (“CLIA”). RDx also manufactures our EsoGuard Specimen Kits. EsoCheck is commercialized in the U.S. as a 510(k) cleared esophageal cell collection device currently manufactured for us by our contract manufacturing partner, Sage Product Development Inc., located in Foxborough, MA. We are in the process of transferring EsoCheck manufacturing to Coastline International Inc., a high-volume manufacturer headquartered in San Diego, CA with plants in Mexico. Both EsoGuard and EsoCheck recently completed the CE Mark certification process. EsoGuard, used with EsoCheck, was granted FDA Breakthrough Device designation and is the subject of two large, actively enrolling, international multicenter PMA clinical trials.

EsoGuard’s PLA code 0114U secured final Medicare payment determination of $1,938.01, effective January 1, 2021. The CLIA certified laboratory where the EsoGuard assay is performed has begun to submit claims and receive out-of-network private insurance payments. We are awaiting Medicare local coverage determination. We are also aggressively pursuing EsoGuard U.S. private payor payment and coverage as well as payment in Europe.

Our initial EsoGuard commercialization efforts have focused on gastroenterology (“GI”) physicians. EsoGuard testing has accelerated as pandemic-related healthcare facility limitations have eased. We have utilized a hybrid sales model of full-time sales management supervising senior independent sales representatives and supported by full-time clinical specialists. We are significantly expanding our full-time commercial team and currently employ a national director of sales, seven regional business managers, three clinical specialists and a sales operations manager. We are contracted with approximately fifty independent sales representatives and are actively recruiting full-time territory managers in each region to specifically call on either GI or primary care physicians.

We are working to expand EsoGuard commercialization across multiple channels by targeting primary care physicians and consumers in addition to GI physicians. To assure sufficient testing capacity and geographic coverage, as part of this expansion, we are building our own network of Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing, starting with three test centers launched in the Phoenix metropolitan area and have recently announced we have expanded our test centers into Utah, Nevada, and Colorado. We also are establishing an EsoGuard Telemedicine Program, in partnership with UpScript, LLC, an independent third-party telemedicine provider, that can accommodate EsoGuard self-referrals from direct-to-consumer marketing.

We are a majority owned subsidiary of PAVmed Inc. (“PAVmed”). We are party to an amended and restated patent license agreement with Case Western Reserve University (“CWRU”), dated August 23, 2021 (“Amended CWRU License Agreement”), which provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies underlying EsoCheck and EsoGuard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Impact of the COVID-19 Pandemic

Previously, in December 2019, an outbreak of a novel strain of a coronavirus occurred. The coronavirus spread on a global basis to other countries, including the United States of America. On March 11, 2020, the United Nations World Health Organization (“WHO”) declared a pandemic resulting from the spread of the coronavirus, with such pandemic commonly referred to by its resulting illness, “COVID-19”. The COVID-19 pandemic is ongoing, and we continue to monitor its continuing impact on the United States national economy, the global economy, and our business.

The COVID-19 pandemic may have an adverse impact on our operations, supply chains, and distribution systems and/or those of our contractors of our laboratory partner, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures being taken, restrictions on travel, quarantine polices, and social distancing. Such adverse impact may include, for example, the inability of our employees and/or those of our contractors or laboratory partner to perform their work or curtail their services provided to us.

We expect the significance of the COVID-19 pandemic, including the extent of its effect on our financial condition and operational results and cash flows, to be dictated by the success of United States and global efforts to mitigate the spread of and /or to contain the coronavirus and the impact of such efforts.

In addition, the spread of the coronavirus has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay FDA approval with respect to our products.

Furthermore, our clinical trials have been and may be further affected by the COVID-19 pandemic, as site initiation and patient enrollment may be delayed, for example, due to prioritization of hospital resources toward the virus and /or illness response, as well as travel restrictions imposed by governments, and the inability to access clinical test sites for initiation and monitoring.

The COVID-19 pandemic may have an adverse impact on the economies and financial markets of many countries, including the United States, resulting in an economic downturn that could adversely affect demand for our products and services and/or our product candidates.

Although we are continuing to monitor and assess the effects of the COVID-19 pandemic on our business, the ultimate impact of the COVID-19 pandemic (or a similar health epidemic) is highly uncertain and subject to change. Any such effect could have a materially adverse impact on our consolidated financial condition, consolidated results of operations, and /or consolidated cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Overview

Revenue

Revenue is recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company and RDx, CLIA certified commercial laboratory service provider.

Cost of revenue

The cost of revenue recognized with respect to the revenue recognized under the EsoGuard Commercialization Agreement is inclusive of: a royalty fee incurred under the Amended CWRU License Agreement; the MSA Fee (as defined and discussed herein below) allocated to cost of revenue, which is principally employee related costs of PAVmed employees engaged in the administration to patients of the EsoCheck cell sample collection procedure (principally at the LUCID Test Centers); the EsoCheck devices and EsoGuard mailers (cell sample shipping costs) distributed to medical practitioners locations and the LUCID Test Centers; and LUCID Test Centers operating expenses, including rent expense and supplies.

Commercial operations expenses

Commercial operations expenses consist primarily of the portion of the MSA Fee allocated to commercial operations, which are principally employee related costs of PAVmed employees engaged in s sales and marketing activities, along with advertising and promotion expenses, and personnel and fees with respect to third-party payor reimbursement contract negotiation and management. We anticipate our commercial operations expenses will increase in the future, as we anticipate an increase in the number of personnel engaged in the introduction and expansion of our commercial sales and marketing operations as we execute on our business strategy.

General and Administrative Expenses

General and administrative expenses consist primarily of professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio, along with the portion of the MSA Fee allocated to general and administrative expenses.

We anticipate our general and administrative expenses will increase in the future, as we anticipate an increase in the MSA Fee allocated to general and administrative expense, related to continued expansion of our overall business operations. We also anticipate expenses related to being a public company, including professional services fees for legal, accounting, tax, audit and regulatory services associated with maintaining compliance as a public company, along with insurance premiums, investor relations, and other corporate expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Research and Development Expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the development of our technologies and conducting clinical trials, including:

●	consulting costs charged to us by various external contract research organizations we contract with to conduct preclinical studies and engineering studies;
●	costs associated with regulatory filings;
●	patent license fees;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes;
●	product design engineering studies;
●	fees associated with conducting clinical trials for our EsoGuard diagnostic assay; and
●	MSA Fee allocated to research and development, as such MSA Fee are discussed below.

We plan to incur research and development expenses for the foreseeable future as we continue the development of our existing products as well as new innovations. Our research and development activities are focused principally on obtaining FDA approvals and developing product improvements or extending the utility of the lead products in our pipeline, including EsoCheck and EsoGuard.

Interest Expense

Interest expense recognized is with respect to a Senior Unsecured Promissory Note, dated June 1, 2021, with a face value principal of $22.4 million, an annual interest rate of 7.875%, and a contractual maturity date of May 18, 2028, issued by us to PAVmed. The Senior Unsecured Promissory Note replaced the $22.4 million aggregate outstanding and payable balance of the Due To: PAVmed Inc., as of June 1, 2021. The Senior Unsecured Promissory Note provided for the partial or full repayment of the face value principal and accrued but unpaid interest thereon by the issue of shares of our common stock, at the election of PAVmed Inc., at a conversion price of $1.42 per share of Lucid Diagnostics Inc. common stock.

Subsequent to September 30, 2021, on October 13, 2021, we issued 15,803,200 shares of our common stock to PAVmed upon the election by PAVmed to convert the $22.4 million face value principal under the terms of a Senior Unsecured Promissory Note, dated June 1, 2021.

See our accompanying unaudited condensed financial statements Note 5, Due To: PAVmed Inc., for a discussion of the Senior Unsecured Promissory Note dated June 1, 2021 issued by us to PAVmed.

Authorized Shares Increase and Stock-Split - October 6, 2021

Subsequent to September 30, 2021, effective October 6, 2021, our board of directors: increased the authorized shares of common stock to 100.0 million shares; and declared a 1.411-to-1.0 common stock-split. The number of shares of our common stock and the stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan, and the corresponding stock option exercise price per share; the fair value per share of the stock options and restricted stock awards; and the Senior Unsecured Promissory Note conversion price per share, for all periods presented, as applicable, have been adjusted for such common stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Management Services Agreement (MSA)

We are a majority-owned subsidiary of PAVmed, which has a majority equity ownership interest and has financial control of Lucid Diagnostics.

Our daily operations are managed by personnel employed by PAVmed, for which we incur a service fee (the “MSA Fee”), according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA Fee is charged on a quarterly basis and is subject-to periodic adjustment corresponding with changes in the number of PAVmed. employees providing services to us, with the change in the MSA Fee approved by each of the Lucid Diagnostics and PAVmeds board of directors. The MSA does not have a termination date, but may be terminated by the Lucid Diagnostics board of directors.

The classification of the MSA Fee between cost-of-revenue, commercial operations, general and administrative expense, and research and development expense is based on the PAVmed quarterly classification of employee salary expense. In this regard, PAVmed classifies employee salary expense as cost-of-revenue for employees engaged in service delivery under the EsoGuard Commercialization Agreement, and commercial operations for employees performing sales, marketing, and reimbursement activities and functions, general and administrative, and research and development except for those employees who are engaged in product and services engineering development and design and /or clinical trials activities, for which such employee salary is classified as research and development expense.

See our accompanying unaudited condensed financial statements Note 4, Related Party Transactions - PAVmed Inc. - Management Services Agreement, for a discussion of the MSA between Lucid Diagnostics and PAVmed.

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in whole dollars, if not otherwise indicated as being presented as dollars in millions, except for the number of shares and per share amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Three months ended September 30, 2021 versus September 30, 2020

Revenue

In the three months ended September 30, 2021, revenue was $0.2 million as compared to no revenue in the corresponding period in the prior year. The $0.2 million increase principally relates to our EsoGuard Commercialization Agreement, dated August 1, 2021, with RDx (the EsoGuard Commercialization Agreement”) which resulted in revenue recognition of $0.1 million per month in each of August and September 2021.

Cost of revenue

In the three months ended September 30, 2021, cost of revenue was approximately $0.1 million as compared to no cost of revenue for the corresponding period in the prior year. The $0.1 million increase principally relates to costs associated with our commercialization agreement that started in August 2021.

Commercial operations expenses

In the three months ended September 30, 2021, commercial operations costs were approximately $1.0 million as compared to $0.3 million for the corresponding period in the prior year, with the $0.7 million increase principally resulting from:

●	approximately $0.4 million increase with respect to increased commercial operations, including advertising and marketing expenditures;
●	approximately $0.1 million of higher stock-based compensation with respect to stock options and restricted stock awards granted to employees of PAVmed members of the board of directors of Lucid Diagnostics, and the three physician inventors of the intellectual property licensed under the Amended CWRU License Agreement (the “Physician Inventors”); and
●	approximately $0.2 million increase in the MSA Fee allocated to commercial operations expenses resulting from increased commercial operations personnel in sales and payor reimbursement management.

General and administrative expenses

In the three months ended September 30, 2021, general and administrative costs were approximately $3.4 million as compared to $0.5 million for the corresponding period in the prior year, with the $2.9 million increase principally related to:

●	approximately $1.1 million increase in professional services fees for legal, accounting, and audit services; and
●	approximately $1.8 million of higher stock-based compensation with respect to stock options and restricted stock awards granted to employees of PAVmed members of the board of directors of Lucid Diagnostics, and the Physician Inventors.

Research and development expenses

In the three months ended September 30, 2021, research and development costs were approximately $2.2 million, compared to $1.2 million for the corresponding period in the prior year, with the $1.0 million increase principally related to:

●	approximately $0.9 million increase with respect to the EsoGuard clinical trial and EsoCheck development costs and consulting fees; and
●	approximately $0.1 million increase in the MSA Fee allocated to research and development expense, resulting from higher expenses associated with increased clinical trial personnel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Comparison of the nine months ended September 30, 2021 and 2020

Revenue

In the nine months ended September 30, 2021, revenue was $0.2 million as compared to no revenue in the corresponding period in the prior year. The $0.2 million increase principally relates to our EsoGuard Commercialization Agreement, dated August 1, 2021, which resulted in revenue recognition of $0.1 million per month in each of August and September 2021.

Cost of revenue

In the nine months ended September 30, 2021, cost of revenue was approximately $0.1 million as compared to no cost of revenue for the corresponding period in the prior year. The $0.1 million increase principally relates to costs associated with the EsoGuard Commercialization Agreement which commenced in August 2021.

Commercial operations expenses

In the nine months ended September 30, 2021, commercial operations costs were approximately $2.7 million as compared to $0.7 million for the corresponding period in the prior year, with the $2.0 million increase principally resulting from:

●	approximately $1.1 million in increased commercial operations, including advertising and marketing expenditures;
●	approximately $0.2 million in travel related expenses; and
●	approximately $0.7 million increase in the MSA Fee allocated to general and administrative expense, resulting from higher expenses associated with increased commercial operations personnel in sales and payor reimbursement management.

General and administrative expenses

In the nine months ended September 30, 2021, general and administrative expenses were approximately $7.7 million as compared to $1.3 million for the nine months ended September 30, 2020, with the increase of $6.4 million principally related to:

●	approximately $1.8 million in in professional services fees for legal, accounting, and audit services;
●	approximately $4.2 million of higher stock-based compensation with respect to stock options and restricted stock awards granted to employees of PAVmed Inc., members of the board of directors of Lucid Diagnostics, and the Physician Inventors; and
●	approximately $0.4 million increase in the MSA Fee allocated to general and administrative expense, resulting from higher expenses associated with increased commercial operations personnel in sales and payor reimbursement management.

Research and development expenses

In the nine months ended September 30, 2021, general and administrative expenses were approximately $5.8 million as compared to $3.6 million for the nine months ended September 30, 2020, with the $2.2 million increase principally related to:

●	approximately $1.9 million increase with respect to the EsoGuard clinical trial and EsoCheck development costs and consulting fees;
●	approximately $0.3 million increase in the MSA Fee allocated to research and development expense resulting from higher research and development expenses associated with increased personnel.

See our unaudited condensed financial statements as of and for the three-month and nine-month periods years ended September 30, 2021 and 2020 for each of: Note 4, Related Party Transactions - PAVmed Inc., for a discussion of the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted awards; and the MSA between Lucid Diagnostics and PAVmed; and Note 9, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics 2018 Long-Term Incentive Equity Plan and the PAVmed 2014 Long-Term Incentive Equity Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources

Due To: PAVmed Inc. & Senior Unsecured Promissory Note Issued to PAVmed Inc.

Since inception, our operations have been funded by PAVmed providing working capital cash advances and the payment by PAVmed of certain operating expenses on-our-behalf. Additionally, our daily operations are managed by personnel employed by PAVmed, for which we incur a MSA Fee expense according to the provisions of the MSA discussed above.

As of September 30, 2021, we had a Due To: PAVmed Inc. payment obligation liability of an aggregate of approximately $24.2 million, comprised of: $22.4 million Senior Unsecured Promissory Note, as discussed below; approximately $0.6 million of interest expense payable with respect to the Senior Unsecured Promissory Note; and approximately $1.2 million of MSA Fee payable.

Subsequent to September 30, 2021, on October 13, 2021, we issued 15,803,200 shares of our common stock to PAVmed upon the election by PAVmed Inc. to convert the $22.4 million face value principal under the terms of a Senior Unsecured Promissory Note.

The Senior Unsecured Promissory Note was issued by us to PAVmed with a face value principal of $22,400,000, an annual interest rate of 7.875%, and a maturity date of May 18, 2028. The Senior Unsecured Promissory Note replaced the $22.4 million aggregate outstanding and payable balance of the Due To: PAVmed Inc., as of June 1, 2021.

The Senior Unsecured Promissory Note provided for the partial or full repayment of the face value principal and accrued but unpaid interest thereon by the issue of shares of our common stock, at the election of PAVmed, at a conversion price of $1.42 per share of our common stock.

See our accompanying unaudited condensed financial statements Note 5, Due To: PAVmed Inc., for a discussion of the Senior Unsecured Promissory Note dated June 1, 2021 issued by us to PAVmed and for amounts payable to PAVmed by us as of September 30, 2021.

Lucid Diagnostics Inc. Initial Public Offering - October 18, 2021

Subsequent to September 30, 2021, on October 18, 2021, we completed an initial public offering (“IPO”) of our common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721), wherein a total of 5.0 million shares of our common stock were issued, with such total shares inclusive of 571,428 shares issued to PAVmed, at an IPO price of $14.00 per share, resulting gross proceeds of $70.0 million, before underwriting fees of $4.9 million, and approximately $0.7 million of offering costs incurred by us.

Upon the consummation of the IPO, there were a total of 34,917,907 shares of common stock of our issued and outstanding, of which 27,927,190 were held by PAVmed, 4,428,572 shares were held by other IPO investors, and the remaining shares held by each of the initial investors in Lucid Diagnostics, as discussed in our accompanying unaudited condensed financial statements Note 10, Stockholders’ Equity.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We expect to continue to experience recurring losses from operations and we will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof, of which is inclusive of the cash proceeds resulting from the as a result of our IPO, we expect to be able to fund its future operations for one year from the date of the issue of our unaudited condensed financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

The discussion and analysis of our (unaudited) financial condition and consolidated results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Please see Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates, of our unaudited condensed consolidated financial statements included herein in this Form 10-Q, for a summary of significant accounting policies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, and based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Emerging Growth Company

We will qualify as an “emerging growth company” and under the JOBS Act. The JOBS Act contains a provision that allows emerging growth companies to take advantage of an extended transition period for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are electing to delay the adoption of new or revised accounting standards in accordance with this provision, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for public companies other than emerging growth companies. As such, our financial statements may not be comparable to other public companies that comply with public company effective dates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of our business, particularly as we begin commercialization of our products, we may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. Except as otherwise noted herein, we do not believe we are currently a party to any other pending legal proceedings. Notwithstanding, legal proceedings are subject-to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on our business, financial position, results of operations, and /or cash flows. Additionally, although we have specific insurance for certain potential risks, we may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on our business, financial position, results of operations, and /or cash flows.

Item 5. Other Information

None

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAVmed Inc.

Date: November 22, 2021	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (1)
3.8	Amended and Restated Bylaws (1)
4.1	Specimen Common Stock Certificate (1)
4.2	Form of Convertible Promissory Note(1)
10.1	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.(1)
10.2	Quality & Manufacturing Master Services Agreement, dated as of September 1, 2021, by and between Coastline International, Inc. and Lucid Diagnostics Inc.(1)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†	Filed herewith
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 - SEC File No. 333-259721

