Form 10-Q
period 2022-03-31
Lucid Diagnostics Inc.
filed 2022-05-16
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of  “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2022 there were 38,138,036 shares of the registrant’s Common Stock, par value $0.001 per share, issued (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I. Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARY

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$47,919	$53,656
Accounts receivable	89	200
Prepaid expenses, deposits, and other current assets	4,324	3,447
Total current assets	52,332	57,303
Fixed assets, net	1,095	971
Operating lease right-of-use assets	2,224	—
Intangible assets, net	5,714	—
Other assets	695	725
Total assets	$62,060	$58,999
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,462	$1,490
Accrued expenses and other current liabilities	2,226	1,113
Operating lease liabilities, current portion	769	—
Contingent purchase consideration payable	4,887	—
Due To: PAVmed Inc. - MSA Fee and operating expenses	1,770	1,657
Total current liabilities	14,114	4,260
Long-term liabilities
Operating lease liabilities, less current portion	1,455	—
Total long-term liabilities	1,455	—
Total liabilities	15,569	4,260
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 35,171,796 and 34,917,907 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	35	35
Additional paid-in capital	100,630	96,608
Accumulated deficit	(54,174)	(41,904)
Total Stockholders’ Equity	46,491	54,739
Total Liabilities and Stockholders’ Equity	$62,060	$58,999

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARY

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue	$189	$—
Cost of revenue	369	—
Gross profit (loss)	(180)	—
Operating expenses:
Sales and marketing	3,318	689
General and administrative	5,718	1,212
Research and development	2,881	1,752
Total operating expenses	11,917	3,653
Loss from operations	(12,097)	(3,653)
Other income (expense):
Change in fair value - contingent consideration payable	(173)	—
Other income (expense), net	(173)	—
Loss before provision for income tax	(12,270)	(3,653)
Provision for income taxes	—	—
Net loss	$(12,270)	$(3,653)
Net loss per share - basic and diluted	$(0.35)	$(0.26)
Weighted average common shares outstanding, basic and diluted	35,123,039	14,114,437

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARY

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2022 and 2021

(in thousands except number of shares and per share data - unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	34,917,907	$35	$96,608	$(41,904)	$54,739
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	253,889	—	187	—	187
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,537	—	3,537
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	298	—	298
Net Loss	—	—	—	(12,270)	(12,270)
Balance as of March 31, 2022	35,171,796	$35	$100,630	$(54,174)	$46,491

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	14,114,707	$10	$298	$(13,826)	$(13,518)
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	802	—	802
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	3	—	3
Net loss	—	—	—	(3,653)	(3,653)
Balance as of March 31, 2021	14,114,707	$10	$1,103	$(17,479)	$(16,366)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARY

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(12,270)	$(3,653)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	24	3
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	3,537	802
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	298	3
Fair value adjustment to contingent consideration payable	173	—
Changes in operating assets and liabilities:
Accounts receivable	111	—
Prepaid expenses and other current assets	168	104
Accounts payable	1,958	(1,269)
Accrued expenses and other current liabilities	112	(108)
Due To: PAVmed Inc. - operating expenses paid on-behalf-of Lucid Diagnostics Inc.	(510)	33
Due To: PAVmed Inc. - Management Services Agreement Fee	—	770
Due To: PAVmed Inc. - Employee Related Costs	623	—
Net cash flows used in operating activities	(5,776)	(3,315)

Cash flows from investing activities
Purchase of equipment	(148)	(9)
Net cash flows used in investing activities	(148)	(9)

Cash flows from financing activities
Proceeds – exercise of stock options	187	—
Proceeds – Due To: PAVmed Inc. - working capital cash advances	—	3,300
Net cash flows provided by financing activities	187	3,300

Net increase (decrease) in cash	(5,737)	(24)
Cash, beginning of period	53,656	111
Cash, end of period	$47,919	$87

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARY

(a majority-owned subsidiary of PAVmed Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — Summary Description of the Company

The accompanying unaudited condensed consolidated financial statements are those of Lucid Diagnostics Inc. (“Lucid Diagnostics” or “the Company”), which was incorporated in the State of Delaware on May 8, 2018. Lucid Diagnostics Inc. is a majority-owned subsidiary of PAVmed Inc., as discussed below.

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

Since its inception, the Company has advanced the proprietary technologies underlying EsoGuard and EsoCheck from the academic research laboratory to commercial diagnostics tests and devices with scalable manufacturing capacity. The Company is presently focused on expanding commercialization across multiple sales channels, including: the communication and education of medical practitioners and clinicians of the EsoGuard LDT; and establishing “Lucid Diagnostics Test Centers” for the collection of cell samples using EsoCheck Up and until February 25, 2022, delivery of the collected cell samples were sent to ResearchDX Inc. (“RDx”), a CLIA certified commercial laboratory service provider, for the performance of the EsoGuard LDT. See LucidDx Labs, Inc. and Asset Purchase Agreement-February 2022 below. Additionally, the Company is conducting two concurrent clinical trials, including each of: the “EsoGuard screening study” (“ESOGUARD-BE-1”); and the “EsoGuard case control study” (“ESOGUARD-BE-2”), to support a United States Food and Drug Administration (“FDA”) pre-market approval (“PMA”) of the use of EsoGuard and EsoCheck as an in-vitro diagnostic medical device (“IVD”). Further, the Company is developing expanded clinical evidence to support recommendation of our products in professional society guidelines.

Note 1 — Summary Description of the Company - continued

Since its inception and through the date of the Company’s IPO on October 14, 2021, the operations of Lucid Diagnostics Inc. have been funded by PAVmed Inc. providing working capital cash advances and the payment by PAVmed Inc. of certain operating expenses on-behalf-of Lucid Diagnostics Inc. Additionally, the daily operations of Lucid Diagnostics Inc. continue to be managed by personnel employed by PAVmed Inc., for which Lucid Diagnostics Inc. incurs expense according to the provisions of a Management Services Agreement between Lucid Diagnostics Inc. and PAVmed Inc. See Note 5, Related Party Transactions, for information with respect to the Management Services Agreement; and Note 6, Due To PAVmed Inc., for further information with respect to amounts owed to PAVmed Inc. by Lucid Diagnostics Inc.

The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic and medical device companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and other debt and equity committed sources of capital with Lucid and its parent company, PAVmed, the Company expects to be able to fund its future operations for one year from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended March 31, 2022.

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

LucidDx Labs Inc.

In December 2021, Lucid Diagnostics, Inc. formed a new wholly owned subsidiary, LucidDx Labs Inc., principally to construct and operate a Company-owned Commercial Lab Improvements Act (“CLIA”) certified, College of American Pathologists (“CAP”) accredited commercial clinical laboratory.

On February 25, 2022, LucidDx Labs, Inc., entered into an asset purchase agreement (“APA”) with ResearchDx, Inc. (“RDx”), an unrelated third-party - “RDx APA”. Under the RDx APA, LucidDx Labs Inc. acquired certain assets from RDx to be combined with LucidDx Labs Inc. purchased and leased property and equipment to establish a Company-owned CLIA certified, CAP accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. See Note 7, Acquisitions - Asset Purchase Agreement - Research Dx Inc., for a further discussion of the RDx APA.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 6, 2022, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiary, LucidDx Labs Inc. All intercompany transactions and balances have been eliminated in consolidation. Lucid Diagnostics Inc. (“the Company”) is a majority-owned consolidated subsidiary of PAVmed Inc., which has a majority equity ownership interest and has financial control of Lucid Diagnostics Inc. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

All amounts in the accompanying consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the estimated fair value of stock-based equity awards and contingent consideration. Other significant estimates include the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Contingent Consideration

Contingent Consideration relates to the potential payment for an acquisition that is contingent upon the achievement of the acquired business meeting certain milestones. The Company records contingent consideration at fair value at the date of acquisition based on the consideration expected to be transferred. For potential payments related to milestone achievements, the Company estimated the fair value based on the probability of achievement of such milestones. The assumptions utilized in the calculation of the acquisition date fair value include probability of success and the discount rates. Contingent consideration involves certain assumptions requiring significant judgment and actual results may differ from assumed and estimated amounts. Contingent consideration is remeasured each reporting period, and subsequent changes in fair value, including accretion for the passage of time, are recognized within other income (expense), net in the Company’s unaudited condensed consolidated statements of operations.

Note 2 — Summary of Significant Accounting Policies and Recent Accounting Standards Updates - continued

Recent Accounting Standards Updates Adopted

Effective December 31, 2021, the Company adopted FASB ASC Topic 842, Leases, (“ASC 842”). ASC 842 established a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company’s adoption of ASC 842 did not have an effect on the Company’s consolidated financial statements. See Note 9, Leases.

Note 3 — Patent License Agreement - Case Western Reserve University

The Company has a patent license agreement with CWRU which provides for each of patent fees reimbursement payments, milestone payments and royalty payments - each as discussed below. For further details of this agreement, see Note 3 of the Company’s Consolidated Financial Statements in the Company’s Form 10-K for the year ended December 31, 2021.

Lucid Diagnostics Inc. is responsible for reimbursement of certain CWRU billed patent fees. See Note 5, Related Party Transactions, for patent fee reimbursement payments paid to CWRU in the periods ended March 31, 2022 and 2021.

The CWRU License Agreement contained milestones for which a $75 research and development expense was recognized and paid with respect to the achievement of the regulatory milestone related to FDA clearance of EsoCheck. The CWRU License Agreement was amended effective February 12, 2021 such that a regulatory milestone related to FDA PMA submission of a licensed product (“PMA Milestone”) is included in the Amended CWRU License Agreement, and is the sole remaining unachieved milestone, for which a $200 milestone payment would be payable to CWRU upon its achievement.

Note 3 — Patent License Agreement - Case Western Reserve University - continued

Under the Amended CWRU License Agreement, the Company is required to pay a royalty fee to CWRU with respect to the “Licensed Products” (as defined in the CWRU License Agreement) of a percentage of “Net Sales”, as defined in the Amended CWRU License Agreement, as follows: 5.0% of Net Sales up to $100.0 million per year; and 8.0% of Net Sales of $100.0 million or greater per year, with such amounts subject-to a minimum annual royalty fee. The Company recorded a royalty expense of $10 for the three months ended March 31, 2022

Note 4 — Revenue from Contracts with Customers

Revenue is recognized when the satisfaction of the performance obligation occurs, which is when the delivery of product and /or the provision of service is rendered, and is measured as the amount of estimated consideration expected to be realized. In the period ended March 31, 2022, the Company recognized revenue under the EsoGuard Commercialization Agreement, dated August 1, 2021, as discussed below.

EsoGuard Commercialization Agreement

The Company entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its CLIA certified commercial laboratory service provider, ResearchDX Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement initial term was on a month-to-month basis and was terminated on February 25, 2022 upon the execution of the RDx APA. See Note 7, Acquisitions - Asset Purchase Agreement - Research Dx Inc., for a further discussion of the RDx APA.

Revenue Recognized

In the three months ended March 31, 2022, the Company recognized total revenue of $189 under the EsoGuard Commercialization Agreement, which represents the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenue recognized with respect to the revenue recognized under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022 totaled $369, inclusive of employee related costs of employees engaged in the delivery of the administration to patients of the EsoCheck cell sample collection procedure, EsoCheck devices and EsoGuard mailers (cell sample shipping costs) distributed to medical practitioners’ locations and the Lucid Test Centers; Lucid Test Centers operating expenses, including rent expense and supplies; and royalty fees incurred under the Amended CWRU License Agreement.

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

	Three Months Ended March 31,
	2022	2021
Cost of Revenue
CWRU – Royalty Fee	$9	$—

General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	272	91

Research and Development Expense
CWRU License Agreement - reimbursement of patent legal fees	—	—
Fees - Physician Inventors’ consulting agreements	8	13
Sponsored research agreement	3	—
Stock-based compensation expense – Physician Inventors’ stock options	46	6
Total Related Party Expenses	$338	$110

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

Lucid Diagnostics Inc. recognized MSA Fee expense of $1,170 and $770 in the periods ended March 31, 2022 and 2021, respectively. The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended March 31,
	2022	2021
Cost of Revenues	$—	$—
Sales & Marketing	183	323
General & Administrative	640	270
Research & Development	347	177
Total MSA Fee	$1,170	$770

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

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized general and administrative expense of $6 in the period ended March 31, 2021 in connection with the consulting agreement.

Note 6 — Due To PAVmed Inc.

The aggregate Due To: PAVmed Inc., inclusive of the Senior Unsecured Promissory Note, for the periods indicated is summarized as follows:

	Working Capital Cash Advances	PAVmed Inc. OBO Payments	Employee-Related Costs	MSA Fees	Total
Balance - December 31, 2021	$—	$620	$1,037	$—	$1,657
MSA fees	—	—	—	1,170	1,170
On Behalf Of (OBO) activities	—	153	—	—	153
ERC - Payroll & Benefits	—	—	2,122	—	2,122
Cash payments to PAVmed Inc.	—	(662)	(1,500)	(1,170)	(3,332)
Balance - March 31, 2022	$—	$111	$1,659	$—	$1,770

Prior to the Company’s initial public offering (IPO), it principally financed its operations through working capital cash advances from PAVmed Inc. and the periodic payment of certain operating expenses by PAVmed Inc. on-behalf-of Lucid Diagnostics Inc. (the “PAVmed Inc. OBO Payments”). Additionally, the daily operations of Lucid Diagnostics Inc. are managed by personnel employed by PAVmed Inc., for which the Company incurs expense according to the provisions of a Management Services Agreement (the “MSA”) between the Company and PAVmed Inc (the “MSA Fee”). See Note 5, Related Party Transactions, for further information regarding the MSA.

Note 7 — Acquisitions

Asset Purchase Agreement - ResearchDx Inc.

On February 25, 2022, LucidDx Labs, Inc., entered into an asset purchase agreement (“APA”) with ResearchDx, Inc. (“RDx”), an unrelated third-party - “RDx APA”. Under the RDx APA, LucidDx Labs Inc. acquired certain assets from RDx to be combined with LucidDx Labs Inc. purchased and leased property and equipment to establish a Company-owned CLIA certified, CAP accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. Prior to consummation of the RDx APA, RDx provided such laboratory services at its owned CLIA-certified, CAP-accredited laboratory.

As of March 31, 2022, the Company’s preliminary analysis is the RDx APA transaction is a business combination, resulting in the recognition and measurement of a preliminary purchase consideration in accordance with the valuation methodology described in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates.

Under the terms of the RDx APA, LucidDx Labs Inc. will pay RDx an aggregate purchase price of up to $6.2 million for the acquired assets. The total of $6.2 million is comprised of non-contingent purchase consideration of $1.0 million (included in “Accrued expenses and other liabilities” in the accompanying unaudited condensed consolidated balance sheets, as of March 31, 2022), and contingent purchase consideration of a total of $5.2 million face value, with such contingent purchase consideration having a preliminary $4,714 initial estimated fair value as of the transaction date. The preliminary $5,714 purchase consideration (inclusive of both the non-contingent and contingent purchase consideration discussed above) is unallocated as of March 31, 2022, and as such is included in intangible assets in the accompanying unaudited consolidated balance sheet. The preliminary estimated fair value of the contingent purchase price consideration and the identification and estimated fair value of acquired assets are subject-to further revision.

Concurrent with the RDx APA, LucidDx Labs Inc. and RDx also entered into a management services agreement (“RDx MSA”), with a term of three years, and a total of approximately $1.8 million payable in equal quarterly payments.

Pro Forma Information.

The RDx APA transaction impact for purposes of pro forma financial statement disclosures would have primarily impacted the Company’s EsoGuard Commercialization Agreement with RDx, summarized as follows:

	Three Months Ended March 31,
	2022	2021
Revenue
As reported	$189	$—
Pro forma	$—	$—
Net Loss
As reported	$(12,270)	$(3,653)
Pro forma	$(12,459)	$(3,653)
Basic and diluted net loss per share
As reported	$(0.35)	$(0.26)
Pro forma	$(0.35)	$(0.26)

Note 8 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2022	December 31, 2021
Advanced payments to service providers and suppliers	$259	$260
Prepaid insurance	1,052	1,578
Deposits	1,668	1,116
Deferred financing charges	1,014	—
EsoCheck cell collection supplies	266	434
EsoGuard mailer supplies	65	59
Total prepaid expenses, deposits and other current assets	$4,324	$3,447

Note 9 — Leases

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$224	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,404	$—
Weighted-average remaining lease term - operating leases (in years)	2.72	—
Weighted-average discount rate - operating leases	7.875%	—%

As of March 31, 2022, the Company’s right-of-use assets from operating leases are $2,224, which are reporting in right-of-use assets - operating leases in the unaudited condensed consolidated balance sheets. As of March 31, 2022, the Company has outstanding operating lease obligations of $2,224, of which $769 is reported in operating lease liabilities, current portion and $1,455 is reporting in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company did not have operating leases as of December 31, 2021. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting dates noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using(1)
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2022
Contingent consideration payable	$—	$—	$4,887	$4,887
Totals	$—	$—	$4,887	$4,887

(1)	As noted above, as presented in the fair value hierarchy table, Level-1 represents quoted prices in active markets for identical items, Level-2 represents significant other observable inputs, and Level-3 represents significant unobservable inputs. There were no transfers between the respective Levels during the period ended March 31, 2022.

Fair value measurements of contingent consideration

The Company recorded $4.9 million, which is the fair value, of contingent consideration related to the RDx acquisition. The Company is required to make contingent consideration payments of up to $5.2 million related to the RDx APA agreement. The contingent agreement is based on achieving milestones to obtain certain certifications and licensing rights. The Company estimated the fair value on a probability based model that assessed achievement of such milestones. The model used present value factors, that applied probability ranges of 94-99%, a discount rate of 7.875% and achievement times ranging from one month to six months to achieve the respective milestones.

The final settlement of contingent consideration liabilities for the acquisition could vary from current estimates based on the actual results of the financial measures described above. This liability is considered to be a Level 3 financial liability that is re-measured each reporting period. The change in fair value of contingent consideration for these acquisitions is included in other income (expense), net.

The following table presents a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

March 31, 2022
Fair value of contingent consideration at the date of acquisition	$4,714
Payments	—
Change in fair value of contingent consideration	173
Contingent consideration payable	$4,887

As of December 31, 2021 there were no fair value measurements.

Note 11 — Stock-Based Compensation

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

A total of 5,644,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 733,541 shares available for grant as of March 31, 2022. The share reservation is not diminished by a total of 473,300 Lucid Diagnostics Inc. stock options and restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan, as of March 31, 2022.

Lucid Diagnostics Inc. 2018 Equity Plan - Stock Options

Stock options issued and outstanding under the Lucid Diagnostics Inc. 2018 Equity Plan and including Lucid Diagnostics stock options granted outside the plan is as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0
Granted(1)	1,760,000	$4.16
Exercised	(253,889)	$0.74
Forfeited	(60,926)	$4.61
Outstanding stock options at March 31, 2022	2,864,427	$2.75	6.9
Vested and exercisable stock options at March 31, 2022	1,277,026	$0.99	3.3

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter, and have a ten-year contractual term from date-of-grant.

See Note 5, Related Party Transactions, for a summary of the stock-based compensation expense recognized with respect to the stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to the Physician Inventors.

Note 11 — Stock-Based Compensation - continued

Lucid Diagnostics Inc. 2018 Equity Plan – Restricted Stock Awards

A summary of restricted stock award activity is as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,890,740	$12.94
Granted	320,000	4.53
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2022	2,210,740	$11.07

On January 7, 2022, 320,000 restricted stock awards were granted under the Lucid Diagnostics Inc 2018 Equity Plan, with such restricted stock awards having a single vesting date on January 7, 2025, and an aggregate grant date fair value of approximately $1.4 million, measured as the grant date closing price of Lucid Diagnostics Inc. common stock, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2022	2021
Lucid Diagnostics Inc 2018 Equity Plan – sales and marketing expenses	$265	$—
Lucid Diagnostics Inc 2018 Equity Plan - general and administrative expense	3,201	789
Lucid Diagnostics Inc 2018 Equity Plan - research and development expenses	71	13
PAVmed Inc 2014 Equity Plan - sales and marketing expenses	175	—
PAVmed Inc 2014 Equity Plan - general and administrative expenses	68	—
PAVmed Inc 2014 Equity Plan - research and development expenses	55	3
Total stock-based compensation expense	$3,835	$805

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

Note 11 — Stock-Based Compensation - continued

As of March 31, 2022, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$4,660	2.7
Restricted Stock Awards	$14,080	1.3
PAVmed Inc. 2014 Equity Plan
Stock Options	$2,317	2.1
Restricted Stock Awards	$264	1.7

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $2.95 per share during the year ended March 31, 2022. There were no stock-based awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan during the period ended March 31, 2021. The stock-based compensation was calculated using the following weighted average Black-Scholes valuation model assumptions:

Three Months Ended March 31,
2022
Expected term of stock options (in years)	5.6
Expected stock price volatility	86%
Risk free interest rate	1.7%
Expected dividend yield	—%

Lucid Diagnostics, Inc Employee Stock Purchase Plan (“ESPP”)

The Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid Diagnostics Inc ESPP”), initial six-month stock purchase period is April 1, 2022 to September 30, 2022. The Lucid Diagnostics Inc. ESPP has a total reservation of 500,000 shares of common stock for which all shares are available-for-issue as of March 31, 2022.

Note 12 — Stockholders’ Equity

Lucid Diagnostics Inc. Common Stock

There were 35,171,796 and 34,917,907 shares of common stock issued and outstanding as of March 31, 2022 and December 31, 2021, respectively. As of March 31, 2022, PAVmed Inc. holds 27,927,190 shares, representing a majority-interest equity ownership and has a controlling financial interest in Lucid Diagnostics Inc.

Committed Equity Facility - March 28, 2022

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

In connection with the execution of the agreement for the committed equity facility, the Company agreed to pay Cantor $1.0 million as consideration for its irrevocable commitment to purchase the shares upon the terms and subject to the satisfaction of the conditions set forth in such agreement. In addition, pursuant to the agreement, we agreed to reimburse Cantor for certain of its expenses. the Company also entered into a registration rights agreement with Cantor. the Company has the right to terminate the agreement at any time after initial satisfaction of the conditions to Cantor’s obligation to purchase shares under the facility, at no cost or penalty, upon three trading days’ prior written notice.

Note 13 — Net Loss Per Share

The “Net loss per share basic and diluted” for the respective periods indicated - is as follows:

	Three Months Ended March 31,
	2022	2021
Numerator
Net loss	$(12,270)	$(3,653)

Denominator
Weighted average common shares outstanding, basic and diluted	35,123,039	14,114,437

Loss per share
Net loss per share - basic and diluted	$(0.35)	$(0.26)

Basic weighted-average number of shares of common stock outstanding for the periods ended March 31, 2022 and 2021 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	Three Months Ended March 31,
	2022	2021
Lucid Diagnostics Inc. 2018 Equity Plan:
Stock options	3,287,727	1,145,353
Unvested restricted stock awards	2,260,740	1,467,440

Total	5,548,467	2,612,793

The total of stock options and unvested restricted stock awards presented in the table above, are inclusive of 423,300 stock options as of March 31, 2022 and 2021, and 50,000 restricted stock awards as of March 31, 2022, granted outside the Lucid Diagnostics Inc. 2018 Equity Plan.

Note 14 — Subsequent Events

CapNostics, LLC

On October 5, 2021, PAVmed Subsidiary Corporation, a wholly-owned subsidiary of PAVmed Inc., acquired all of the outstanding common stock of CapNostics, LLC (“CapNostics”) for total (gross) purchase consideration of approximately $2.1 million of cash, paid at the closing of the transaction. In April 2022, following the approval from both the PAVmed and Lucid board of directors, the respective companies entered into an agreement to transfer the CapNostics, LLC assets from PAVmed to Lucid as well as transferring the consulting agreement with the previous principal owner of CapNostics, LLC. The transfer price is $2.1 million for the assets.

EsoCure

EsoCure has been in development as an Esophageal Ablation Device by PAVmed, with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. In April 2022, following the approval from both the PAVmed and Lucid board of directors have the Companies entered into an intercompany license between PAVmed and Lucid such that Lucid will be granted the rights to commercialize EsoCure for the treating dysplastic Barrett’s Esophagus, including a royalty arrangement whereby Lucid will pay PAVmed a 5% royalty on all EsoCure sales up to $100 million per calendar year, and 8% above that threshold. Lucid will obligated to fund ongoing development costs and cumulative patent expenses. EsoCure will become part of an integrated suite of Lucid products addressing BE-EAC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). We are a majority-owned consolidated subsidiary of PAVmed Inc.

Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “Lucid Diagnostics” are to Lucid Diagnostics Inc and its subsidiary LucidDx Labs Inc. (“LucidDx Labs”).

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the following discussion and analysis of our (unaudited) condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	our ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	regulatory and operational risks;
●	cybersecurity risks;
●	risks related to SARS-CoV-2 /COVID-19 pandemic;
●	the impact of the material weakness identified by our management; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

In addition, our forward-looking statements do not reflect the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures or investments we may make.

We may not actually achieve the plans, intentions, and /or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Form 10-Q and the Form 10-K, and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K, completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We are a commercial-stage, cancer prevention, medical diagnostics technology company focused on the millions of patients with long-standing gastroesophageal reflux disease (“GERD”) who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”), which is expected to lead to approximately 16,000 U.S. deaths in 2021.

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

EsoGuard is commercialized in the U.S. as a laboratory developed test (“LDT”). It was previously performed by our unrelated third-party commercial clinical laboratory service partner ResearchDx Inc. (with a d/b/a “Pacific Dx”) (“RDx”), at their Clinical Laboratory Improvement Amendments (“CLIA”) certified commercial clinical laboratory, located in Irvine, CA. Beginning in March 2022, the EsoGuard LDT has been performed at our own CLIA-certified commercial clinical laboratory, located in Lake Forest, CA. Additionally, RDx also manufactures our EsoGuard Specimen Kits. EsoCheck is commercialized in the U.S. as a 510(k) cleared esophageal cell collection device currently manufactured for us by our contract manufacturing partner, Sage Product Development Inc., located in Foxborough, MA. We are in the process of transferring EsoCheck manufacturing to Coastline International Inc., a high-volume manufacturer headquartered in San Diego, CA with plants in Mexico. Both EsoGuard and EsoCheck have completed the CE Mark certification process. While EsoGuard and EsoCheck may be marketed separately, they are not presently approved for marketing together as an in vitro diagnostic device (“IVD”). EsoGuard, used with EsoCheck as an IVD, was granted FDA Breakthrough Device designation and is the subject of two large, actively enrolling, international multicenter PMA clinical trials.

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

We are working to expand EsoGuard commercialization across multiple channels by building a direct sales and marketing team targeting primary care physicians, specialists, institutions and consumers. To assure sufficient testing capacity and geographic coverage, as part of this expansion, we are building our own network of Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing, starting with three test centers launched in the Phoenix metropolitan area and have recently expanded our test centers into Utah, Nevada, Colorado, Washington, Oregon and Idaho. We’ve also established an EsoGuard Telemedicine Program, in partnership with UpScript, LLC, an independent third-party telemedicine provider, that can accommodate EsoGuard self-referrals from direct-to-consumer marketing.

We are a majority owned subsidiary of PAVmed. We are party to an amended and restated patent license agreement with CWRU, dated August 23, 2021 (“Amended CWRU License Agreement”), which provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies underlying EsoCheck and EsoGuard.

Recent Developments

Business

Clinical Guideline Update - ACG

In April 2022, the American College of Gastroenterology (“ACG”) updated its clinical guideline to support esophageal precancer (“Barrett’s Esophagus”, “BE”) screening to prevent highly lethal esophageal cancer (“EAC”) utilizing our EsoGuard® DNA Test on samples collected with our EsoCheck® Cell Collection Device. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with gastroesophageal reflux disease (“GERD”), commonly known as chronic heartburn, acid reflux or simply reflux. In its Recommendation 5, the ACG suggests a single screening endoscopy in patients with chronic GERD symptoms and 3 or more additional risk factors for BE, including male sex, age >50 yr, White race, tobacco smoking, obesity, and family history of BE or EAC in a first-degree relative. Furthermore, and importantly for the first time, the clinical guideline also endorses nonendoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy by stating in its Recommendation 6 that the ACG suggests that a swallowable, nonendoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for screening for BE. The clinical guideline specifically mentions EsoCheck, along with Lucid’s EsophaCap® device, as such swallowable, nonendoscopic esophageal cell collection devices, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation cites the seminal NIH-funded multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

Local Coverage Determination Update - CMS

In April 2022, a proposed Local Coverage Determination (“LCD”) DL39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” was published on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. The proposed LCD is a further step in Lucid’s efforts to secure Medicare coverage and payment for EsoGuard.

The proposed LCD, which the CMS website explicitly characterizes as a “work in progress” for “public review,” outlines criteria that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and will provide coverage based on the pertinent literature and society recommendations.” Notably, the proposed LCD pre-dated, and therefore does not include consideration of, the most recent ACG clinical guideline update endorsing swallowable, nonendoscopic capsule devices combined with a biomarker, such as EsoCheck and EsoGuard. The publication of the proposed LCD included a written comment period that extended through May 14, 2022. MolDX held an open meeting on May 10, 2022, during which stakeholders and other interested parties had the opportunity to address the proposed LCD.

We have used the written comment process and the open meeting to bring to MolDX essential information that was not incorporated into the proposed LCD. These include: the updated ACG clinical guideline; the fact that EsoGuard’s published performance is at or above accepted performance criteria for detection of lower gastrointestinal cancers in approved and currently effective Medicare coverage determinations; and data from ongoing clinical utility studies Lucid and clinical investigators are performing. A final LCD will not be issued until the MAC has had the opportunity to assess and consider the comments and input from the written comment period and the open meeting.

MediNcrease Health Plans

In May 2022 LucidDx Labs, Inc. entered into a participating provider agreement with MediNcrease Health Plans, LLC (“MediNcrease”). A national directly-contracted, multi-specialty PPO provider network with over 8 million lives covered through its clients and payers, which include regional and national health plans, insurance companies, third party administrators, self-insured employer groups, municipalities, unions and other entities involved in the management of medical claims. Pursuant to the agreement, persons covered by MediNcrease clients and payers will have in-network access to Lucid’s EsoGuard® DNA test, the first and only commercially available test capable of serving as a widespread tool to prevent esophageal cancer deaths through the early detection of esophageal precancer in at-risk chronic heartburn patients. The agreement provides rates of reimbursement as a percent of charges for services rendered to such covered persons by LucidDx Labs, including the performance of the EsoGuard test.

Recent Developments - continued

Business - continued

CLIA Lab Acquisition

In February 2022, Lucid Diagnostics, Inc. through its wholly owned subsidiary LucidDx Labs, Inc. entered into an asset purchase agreement (“APA”) with ResearchDx, Inc. (“RDx”) Under the APA, LucidDx Labs acquired certain licenses and other related assets necessary to operate a CLIA-certified, CAP-accredited clinical laboratory. The acquired assets, together with certain additional assets necessary to commence laboratory operations that were separately purchased by LucidDx Labs, will be used by Lucid to perform the EsoGuard® Esophageal DNA assay.

EsoCure Intercompany License

In April 2022, we entered into an intercompany license between PAVmed and Lucid such that Lucid has been granted the rights to commercialize EsoCure for treating dysplastic Barrett’s Esophagus, including a royalty arrangement whereby Lucid will pay PAVmed will be obligated to fund ongoing development costs and cumulative patent expenses. EsoCure will become part of an integrated suite of Lucid products addressing BE-EAC. EsoCure is in development as an “Esophageal Ablation Device” with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. We plan to conduct additional development work and animal testing of EsoCure to support a planned FDA 510(k) submission in the second half of 2022.

EsophaCap Intercompany Assignment

In April 2022, following the approval from both the PAVmed and Lucid board of directors, the respective companies entered into an agreement to transfer the CapNostics, LLC assets from PAVmed to Lucid as well as transferring the consulting agreement with the previous principal owner of CapNostics, LLC. The transfer price is $2.1 million for the assets. On October 5, 2021, PAVmed Subsidiary Corporation, a wholly-owned subsidiary of PAVmed Inc., acquired all of the outstanding common stock of CapNostics, LLC (“CapNostics”) for a total (gross) purchase consideration of approximately $2.1 million of cash, paid at the closing of the transaction.

Financing

In March 2022, Lucid Diagnostics, Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of Lucid Diagnostics Inc. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows Lucid Diagnostics Inc. to raise primary capital on a periodic basis at prices based on the existing market price.

Impact of SARS-CoV-2 - COVID-19 Pandemic

Previously, in December 2019, there was an outbreak of a novel strain of a coronavirus occurred, with such coronavirus designated by the United Nations World Health Organization (“WHO”) as the “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”. The SARS-CoV-2 spread on a global basis to other countries, including the United States. On March 11, 2020, the WHO declared a pandemic resulting from SARS-CoV-2, with such pandemic commonly referred to by its resulting illness of coronavirus disease 2019, or “COVID-19”. The COVID-19 pandemic is ongoing, and we continue to monitor the ongoing impact of the COVID-19 pandemic on the United States national economy, the global economy, and our business.

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

Results of Operations

Overview

Revenue

Revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company’s majority-owned subsidiary, Lucid Diagnostics Inc., and ResearchDX Inc. (“RDx”), a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon the execution of an Asset Purchase Agreement between LucidDx Labs Inc., a wholly-owned subsidiary of Lucid Diagnostics Inc. and RDx.

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

Results of Operations - continued

Overview - continued

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

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in thousands of dollars, if not otherwise indicated as being presented as dollars in millions, except for the number of shares and per share amounts.

Three Months ended March 31, 2022 as compared to three months ended March 31, 2021

Revenue

In the three months ended March 31, 2022, revenue was $0.2 million as compared to no revenue in the corresponding period in the prior year. The $0.2 million increase principally relates to our EsoGuard Commercialization Agreement, dated August 1, 2021, which resulted in revenue recognition of $0.1 million per month beginning August 2021 - through the February 25, 2022 termination date of such agreement.

Cost of revenue

In the three months ended March 31, 2022, cost of revenue was approximately $0.4 million, compared to no cost of revenue in the corresponding period in the prior year. The $0.4 million increase principally relates to costs associated with the EsoGuard Commercialization Agreement noted above.

Sales and marketing expenses

In the three months ended March 31, 2022, sales and marketing costs were approximately $3.3 million, compared to $0.7 million for the corresponding period in the prior year. The net increase of $2.6 million was principally related to:

●	approximately $2.2 million increase in compensation related costs, including stock-based compensation of approximately $0.4 million in stock based compensation with respect to restricted stock awards (“RSA”) grants under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”) to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees principally related to an increase in headcount;
●	approximately $0.5 million increase in outside professional services related to EsoCheck, EsoGuard and consulting and professional services fees.
●	approximately $0.1 million decrease in the MSA fee allocation from PAVmed related to the growth and expansion of Lucid’s business and the services incurred through PAVmed.

General and administrative expenses

In the three months ended March 31, 2022, general and administrative costs were approximately $5.7 million, compared to $1.2 million for the corresponding period in the prior year. The net increase of $4.5 million was principally related to:

●	approximately $1.6 million increase in compensation related costs, including stock-based compensation of approximately $1.4 million in stock based compensation with respect to RSA grants under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics Inc. 2018 Equity Plan”) to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees principally related to an increase in headcount;
●	approximately $2.5 million in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses; and
●	approximately $0.4 million increase in the MSA fees, after allocation, from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed.

Three Months ended March 31, 2022 as compared to three months ended March 31, 2021 - continued

Research and development expenses

In the three months ended March 31, 2022, research and development costs were approximately $2.9 million, compared to $1.8 million for the corresponding period in the prior year. The net increase of $1.1 million was principally related to:

●	approximately $0.8 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, EsoCure and EsoGuard;
●	approximately $0.1 million increase in compensation related costs and related to expanded clinical and engineering staff; and
●	approximately $0.2 million increase in the MSA fee allocation from PAVmed related to the growth and expansion of Lucid’s business and the services incurred through PAVmed.

See our accompanying unaudited condensed consolidated financial statements for each of: Note 5, Related Party Transactions, for a discussion of the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted stock awards; and the MSA between Lucid Diagnostics and PAVmed; and Note 11, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan.

Liquidity and Capital Resources

We have financed our operations principally through advances from PAVmed and through the issuance of common stock in our initial public offering (“IPO”). We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing R&D activities and clinical trials. We expect to continue to experience recurring losses from operations, and will continue to fund our operations with debt and/or equity financing transactions. Notwithstanding, however, with the cash on-hand as of March 31, 2022, we expect to be able to fund our future operations for one year from the date of the issue of our unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended March 31, 2022.

Due To: PAVmed Inc.

Since our inception in May 2018 through our IPO in October 2021, our operations were been funded by PAVmed providing working capital cash advances and the payment by PAVmed of certain operating expenses on-our-behalf. Additionally, our daily operations have been and continue to be principally managed by personnel employed by PAVmed, for which we incur a MSA Fee expense according to the provisions of the MSA discussed above.

As of March 31, 2022, we had a Due To: PAVmed Inc. payment obligation liability of an aggregate of approximately $1.8 million payable to reimburse for employee related costs and certain operating expenses paid by PAVmed Inc. on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 6, Due To PAVmed Inc.

Lucid Diagnostics Inc. Committed Equity Facility

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our (unaudited) financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Please see Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates, of our unaudited condensed consolidated financial statements included herein in this Form 10-Q, for a summary of significant accounting policies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internals control over financial reporting.

Part II - Other Information

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

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

May 16, 2022	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1‡	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc. ‡	8-K	2.1	3/3/2022
10.1	Common Stock Purchase Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K	10.1	4/1/2022
10.2	Registration Rights Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K	10.2	4/1/2022
10.3	Management Services Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc. and ResearchDx, Inc.	8-K	10.1	3/3/2022
10.4	Employment Agreement, dated as of February 22, 2022, by and between Lishan Aklog, M.D. and Lucid Diagnostics Inc.	8-K	10.1	1/20/2022
10.5	Employment Agreement, dated as of February 22, 2022, by and between Dennis McGrath and Lucid Diagnostics Inc.	8-K	10.2	1/20/2022
10.6	Employment Agreement, dated as of February 22, 2022, by and between Shaun O’Neil and Lucid Diagnostics Inc. (incorporated by reference to Exhibit to the Current Report on Form filed by Lucid Diagnostics on).	8-K	10.1	3/23/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

‡ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

