Form 10-Q
period 2022-06-30
Lucid Diagnostics Inc.
filed 2022-08-15
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022 there were 38,568,462 shares of the registrant’s Common Stock, par value $0.001 per share, issued (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I. Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash	$32,679	$53,656
Accounts receivable	—	200
Prepaid expenses, deposits, and other current assets	3,196	3,447
Total current assets	35,875	57,303
Fixed assets, net	1,266	971
Operating lease right-of-use assets	2,080	—
Intangible assets, net	4,456	—
Other assets	1,724	725
Total assets	$45,401	$58,999
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,406	$1,490
Accrued expenses and other current liabilities	1,245	1,113
Operating lease liabilities - current portion	798	—
Purchase consideration payable	1,000	—
Due To: PAVmed Inc. - MSA Fee and operating expenses	2,429	1,657
Total current liabilities	7,878	4,260
Long-term liabilities
Operating lease liabilities, less current portion	1,282	—
Total long-term liabilities	1,282	—
Total liabilities	9,160	4,260
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 35,994,667 and 34,917,907 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	36	35
Additional paid-in capital	105,003	96,608
Accumulated deficit	(68,798)	(41,904)
Total Stockholders’ Equity	36,241	54,739
Total Liabilities and Stockholders’ Equity	$45,401	$58,999

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$—	$—	$189	$—
Cost of revenue	—	—	369	—
Gross profit (loss)	—	—	(180)	—
Operating expenses:
Sales and marketing	3,873	1,021	7,191	1,710
General and administrative	7,311	3,122	13,202	4,334
Research and development	3,440	1,873	6,321	3,625
Total operating expenses	14,624	6,016	26,714	9,669
Loss from operations	(14,624)	(6,016)	(26,894)	(9,669)
Other income (expense):
Interest expense - Senior Unsecured Promissory Note	—	(147)	—	(147)
Other income (expense), net	—	(147)	—	(147)
Loss before provision for income tax	(14,624)	(6,163)	(26,894)	(9,816)
Provision for income taxes	—	—	—	—
Net loss	$(14,624)	$(6,163)	$(26,894)	$(9,816)
Net loss per share - basic and diluted	$(0.41)	$(0.44)	$(0.76)	$(0.70)
Weighted average common shares outstanding, basic and diluted	35,760,492	14,114,707	35,443,526	14,114,707

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND SIX MONTHS ENDED June 30, 2022

(in thousands except number of shares and per share data - unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of March 31, 2022	35,171,796	$35	$100,630	$(54,174)	$46,491
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	705,500	1	501	—	502
Stock-based compensation - Lucid Diagnostics Inc.	—	—	3,553	—	3,553
Stock-based compensation - PAVmed Inc.	—	—	290	—	290
CapNostics, LLC transfer	—	—	(210)	—	(210)
APA-RDx - Installment Payment	117,371	—	239	—	239
Net Loss	—	—	—	(14,624)	(14,624)
Balance as of June 30, 2022	35,994,667	$36	$105,003	$(68,798)	$36,241

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2021	34,917,907	$35	$96,608	$(41,904)	$54,739
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	959,389	1	687	—	688
Stock-based compensation - Lucid Diagnostics Inc.	—	—	7,091	—	7,091
Stock-based compensation - PAVmed Inc.	—	—	588	—	588
CapNostics, LLC transfer	—	—	(210)	—	(210)
APA-RDx - Installment Payment	117,371	—	239	—	239
Net loss	—	—	—	(26,894)	(26,894)
Balance as of June 30, 2022	35,994,667	$36	$105,003	$(68,798)	$36,241

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND SIX MONTHS ENDED June 30, 2021

(in thousands except number of shares and per share data - unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of March 31, 2021	14,114,707	$10	$1,103	$(17,479)	$(16,366)
Stock-based compensation - Lucid Diagnostics Inc.	—	—	2,526	—	2,526
Stock-based compensation - PAVmed Inc.	—	—	53	—	53
Net loss	—	—	—	(6,163)	(6,163)
Balance as of June 30, 2021	14,114,707	$10	$3,682	$(23,642)	$(19,950)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	14,114,707	$10	$298	$(13,826)	$(13,518)
Stock-based compensation - Lucid Diagnostics Inc.	—	—	3,328	—	3,328
Stock-based compensation - PAVmed Inc.	—	—	56	—	56
Net Loss	—	—	—	(9,816)	(9,816)
Balance as of June 30, 2021	14,114,707	$10	$3,682	$(23,642)	$(19,950)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(26,894)	$(9,816)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	728	3
Stock-based compensation - Lucid Diagnostics Inc.	7,091	3,328
Stock-based compensation - PAVmed Inc.	588	56
APA-RDx: Issue common stock - settle installment payment	239	—
Changes in operating assets and liabilities:
Accounts receivable	200	—
Prepaid expenses and other current assets	(748)	(515)
Accounts payable	916	(517)
Accrued expenses and other current liabilities	132	(26)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	(1,333)	1,731
Due To: PAVmed Inc. - Interest Expense - Senior Unsecured Promissory Note	—	147
Net cash flows used in operating activities	(19,081)	(5,609)

Cash flows from investing activities
Purchase of equipment	(384)	(10)
Payments - Acquisition	(2,200)	—
Net cash flows used in investing activities	(2,584)	(10)

Cash flows from financing activities
Proceeds – exercise of stock options	688	—
Proceeds – Due To: PAVmed Inc. - working capital cash advances	—	7,739
Net cash flows provided by financing activities	688	7,739

Net increase (decrease) in cash	(20,977)	2,120
Cash, beginning of period	53,656	111
Cash, end of period	$32,679	$2,231

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — Summary Description of the Company

Lucid Diagnostics Inc. and Subsidiaries, referred to herein as “Lucid Diagnostics” or the “Company” is comprised of Lucid Diagnostics Inc. and its wholly-owned subsidiaries, inclusive of LucidDx Labs, Inc. and CapNostics LLC. Lucid Diagnostics Inc. is a majority-owned subsidiary of PAVmed Inc., as discussed below.

The Company operates in one segment as a commercial-stage medical diagnostics technology company focused on the millions of patients with gastroesophageal reflux disease - “GERD” - which is also known variously as chronic heartburn, acid reflux or simply reflux - who are at risk for developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”).

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

The Amended CWRU License Agreement (as did the predecessor CWRU License Agreement) provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies of two distinct technology components - the “EsoCheck Cell Collection Device” referred to as “EsoCheck®”; and a panel of proprietary methylated DNA biomarkers, a laboratory developed test (“LDT”), referred to as “EsoGuard®”; and together are collectively referred to as the “EsoGuard Technology”. See the Company’s consolidated financial statements for the year ended December 31, 2021, Note 3, Patent License Agreement - Case Western Reserve University, as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 6, 2022, for a further discussion of the Amended CWRU License Agreement.

On February 25, 2022, LucidDx Labs, Inc. entered into an asset purchase agreement (“APA”) with ResearchDx, Inc. (“RDx”), an unrelated third-party - “APA-RDx”. Under the APA-RDx, LucidDx Labs Inc. acquired certain assets from RDx to be combined with LucidDx Labs Inc. purchased and leased property and equipment to establish a Company-owned Commercial Lab Improvements Act (“CLIA”) certified, College of American Pathologists (“CAP”) accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. See Note 6, Asset Purchase Agreement and Management Services Agreement, for a further discussion of the APA-RDx.

Since its inception, the Company has advanced the proprietary technologies underlying EsoGuard and EsoCheck from the academic research laboratory to commercial diagnostics tests and devices with scalable manufacturing capacity. The Company is presently focused on expanding commercialization across multiple sales channels, including: the communication and education of medical practitioners and clinicians of the EsoGuard LDT; and establishing “Lucid Diagnostics Test Centers” for the collection of cell samples using EsoCheck. Additionally, the Company is developing expanded clinical evidence to support recommendation of our products in professional society guidelines and insurance reimbursement adoption by government and private insurers. Further, the Company is also pursuing development of other products and services, including EsoCure™, an esophageal ablation device. The ability of the Company to generate revenue depends upon the Company’s ability to successfully advance the commercialization of EsoGuard, while also completing the clinical studies, its product and service development, and the necessary regulatory approval thereof. There are no assurances, however, the Company will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of its products and services.

Note 1 — Summary Description of the Company - continued

Prior to its initial public offering (“IPO”) of its common stock, the operations of the Company were funded by PAVmed Inc., inclusive of providing working capital cash advances and the payment of certain operating expenses on-behalf-of the Company. Additionally, certain operations of Lucid Diagnostics Inc. continue to be managed by personnel of PAVmed Inc., for which Lucid Diagnostics Inc. incurs expense according to the provisions of a Management Services Agreement between Lucid Diagnostics Inc. and PAVmed Inc. See Note 4, Related Party Transactions, for information with respect to the Management Services Agreement; and Note 5, Due To PAVmed Inc., for further information with respect to amounts owed to PAVmed Inc. by Lucid Diagnostics Inc.

The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and committed equity sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended June 30, 2022.

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 6, 2022, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Lucid Diagnostics Inc. and Subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Lucid Diagnostics Inc. is a majority-owned consolidated subsidiary of PAVmed Inc., which has a majority equity ownership interest and has financial control of Lucid Diagnostics Inc. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

All amounts in the accompanying unaudited condensed consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these (unaudited) condensed consolidated financial statements include those related to the estimated fair value of stock-based equity awards and intangible assets. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Note 2 — Summary of Significant Accounting Policies - continued

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

A lease ROU asset represents the Company’s right to use an underlying asset for the lease term, and the lease liability represents its contractual obligation to make lease payments. The lease ROU asset is measured at the lease commencement date as the present value of the future lease payments plus initial direct costs incurred. The Company recognizes lease expense of the amortization of the lease ROU asset for an operating lease on a straight-line basis over the lease term; and for financing leases on a straight-line basis unless another basis is more representative of the pattern of economic benefit. The operating ROU asset also includes any lease incentives received for improvements to leased property, when the improvements are lessee owned. For improvements to leased property that are lessor owned, the Company includes amounts the Company incurred for the improvements as ROU assets which are amortized on a straight-line basis over the life of the lease.

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

Note 3 — Revenue from Contracts with Customers

Revenue is recognized when the satisfaction of the performance obligation occurs, which is when the delivery of product and /or the provision of service is rendered, and is measured as the amount of estimated consideration expected to be realized. In the period ended June 30, 2022, the Company recognized revenue under the EsoGuard Commercialization Agreement, dated August 1, 2021, as discussed below.

EsoGuard Commercialization Agreement

The Company entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its CLIA certified commercial laboratory service provider, ResearchDx Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement was on a month-to-month basis and was terminated on February 25, 2022 upon the execution of an asset purchase agreement (“APA”) dated February 25, 2022, between LucidDx Labs Inc., a wholly-owned subsidiary of Lucid Diagnostics Inc., and RDx, with such agreement further discussed in Note 6, Asset Purchase Agreement and Management Services Agreement.

Revenue Recognized

In the six months ended June 30, 2022, the Company recognized total revenue of $189, under the EsoGuard Commercialization Agreement, which represents the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above, The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenue recognized with respect to the revenue recognized under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022 totaled $369, inclusive of employee related costs of personnel engaged in the delivery of the administration to patients of the EsoCheck cell sample collection procedure, EsoCheck devices and EsoGuard mailers (cell sample shipping costs) distributed to medical practitioners’ locations and the Lucid Test Centers; Lucid Test Centers operating expenses, including rent expense and supplies; and royalty fees incurred under the Amended CWRU License Agreement.

Note 4 — Related Party Transactions

Case Western Reserve University and Physician Inventors - CWRU License Agreement

Case Western Reserve University (“CWRU”) and each of the three physician inventors of the intellectual property licensed under the Amended CWRU License Agreement (“Physician Inventors”) each hold a minority equity ownership interest in Lucid Diagnostics Inc. The expenses incurred with respect to the Amended CWRU License Agreement and the three Physician Inventors, as classified in the accompanying consolidated statement of operations for the periods indicated are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of Revenue
CWRU – Royalty Fee	$—	$—	$9	$—
General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	272	273	544	364
Research and Development Expense
CWRU License Agreement - reimbursement of patent legal fees	209	113	209	113
Fees - Physician Inventors’ consulting agreements	10	1	18	14
Sponsored research agreement	—	—	3	—
Stock-based compensation expense – Physician Inventors’ stock options	52	52	99	58
Total Related Party Expenses	$543	$439	$882	$549

Note 4 — Related Party Transactions - continued

PAVmed Inc. - Management Services Agreement

The Company’s daily operations of are managed by personnel employed by PAVmed Inc., for which Lucid Diagnostics Inc. incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed Inc. The MSA does not have a termination date, but may be terminated by the Lucid Diagnostics Inc. board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed Inc. personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of Lucid Diagnostics Inc. and PAVmed Inc.. In this regard, subsequent to June 30, 2022, on August 11, 2022, the respective Company’s boards of directors approved a sixth amendment to the MSA to increase the MSA Fee to $550 per month from $390 per month, with such increase effective on a prospective basis commencing July 1, 2022. Pursuant to the sixth amendment, the parties agreed PAVmed Inc. may elect to receive payment of the monthly MSA Fee in cash or in shares of common stock of the Company, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed Inc. be entitled to receive under the MSA, as amended, more than 7,709,836 shares of common stock the Company (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the sixth amendment). The shares that may be issued under the MSA, as amended, are being offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded under Section 4(a)(2) thereof.

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of Revenues	$—	$—	$—	$—
Sales & Marketing	200	296	383	619
General & Administrative	644	348	1,284	618
Research & Development	326	226	673	403
Total MSA Fee	$1,170	$870	$2,340	$1,640

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

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized general and administrative expense of $8 and $14 in the three and six months ended June 30, 2021 in connection with the consulting agreement.

Note 5 — Due To PAVmed Inc.

The aggregate Due To: PAVmed Inc. for the periods indicated is summarized as follows:

	CapNostics, LLC Transfer	PAVmed Inc. OBO Payments	Employee- Related Costs	MSA Fees	Total
Balance - December 31, 2021	$—	$620	$1,037	$—	$1,657
MSA fees	—	—	—	2,340	2,340
On Behalf Of (OBO) activities	—	646	—	—	646
ERC - Payroll & Benefits	—	—	4,459	—	4,459
CapNostics, LLC transfer	2,105	—	—	—	2,105
Cash payments to PAVmed Inc.	—	(1,230)	(5,208)	(2,340)	(8,778)
Balance - June 30, 2022	$2,105	$36	$288	$—	$2,429

CapNostics, LLC

On October 5, 2021, PAVmed Subsidiary Corp, a wholly-owned subsidiary of PAVmed Inc., acquired 100% of the outstanding membership interest of CapNostics, LLC (“CapNostics”), an unrelated third-party, for total (gross) purchase consideration of approximately $2.1 million in cash, paid at the closing of the transaction. Subsequently, effective April 1, 2022, PAVmed Subsidiary Corp and the Company entered into an agreement pursuant to which PAVmed Subsidiary Corp assigned to Lucid Diagnostics Inc. 100% of the membership interest in CapNostics, LLC, resulting in the recognition by the Company principally of an acquired defensive technology intangible asset, and a $2.1 million payment obligation Due To: PAVmed Inc. Additionally, Lucid Diagnostics Inc. was also assigned on a prospective basis effective April 1, 2022, the consulting agreement with the previous principal owner of CapNostics, LLC. The transfer was accounted for as entities under common control. See Note 9 - Intangibles Assets, with respect to the transferred intangible asset.

EsoCure License Agreement with PAVmed Inc.

EsoCure has been in development as an esophageal ablation device by PAVmed Inc., with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. In April 2022, following the approval from both the Company’s and PAVmed Inc.’s boards of directors, the companies entered into an intercompany license agreement (“EsoCure License Agreement”), pursuant to which the Company was granted the rights to commercialize EsoCure, a technology under development intended for the treatment of dysplastic Barrett’s Esophagus. The EsoCure License Agreement, includes a royalty arrangement whereby the Company will pay PAVmed Inc. a 5% royalty on all EsoCure sales up to $100 million per calendar year, and an 8.0% royalty on annual sales in excess of $100 million per calendar year. The Company is obligated to reimburse PAVmed Inc. for any ongoing development costs and cumulative patent expenses associated with the licensed technology.

Note 6 — Asset Purchase Agreement and Management Services Agreement

Asset Purchase Agreement - ResearchDx Inc.

Through its wholly-owned subsidiary, LucidDx Labs Inc., the Company entered into an asset purchase agreement (“APA”) dated February 25, 2022, with ResearchDx, Inc. (“RDx”), an unrelated third-party - “APA-RDx”. Under the APA-RDx, LucidDx Labs Inc. acquired certain assets from RDx which were combined with LucidDx Labs Inc. purchased and leased property and equipment to establish a Company-owned CLIA certified, CAP accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. Prior to February 25, 2022, RDx provided such laboratory services at its owned CLIA-certified, CAP-accredited clinical laboratory.

The total purchase price consideration payable under the APA-RDx is a face value of $3,200 comprised of three contractually specified periodic payments. The APA-RDx is being accounted for as an asset acquisition, with the recognition of an intangible asset of approximately $3,200, which is included in “Intangible assets, net” on the accompanying unaudited condensed consolidated balance sheet, as further discussed in Note 9, Intangible Assets, net. In the three and six months ended June 30, 2022, a total of $2,200 of cash was paid with respect to the periodic payments. Subsequent to June 30, 2022, in July 2022, $1,000 of cash was paid with respect to the remaining unpaid balance of the periodic payments.

Additionally, the APA-RDx requires the Company to pay a total of $3,000 to be paid as twelve (12) equal installment payments commencing May 25, 2022 and then on each three month anniversary thereof, inclusive of a final installment payment on February 25, 2025, with such installment payments recognized as current period expense as incurred. In the three and six months ended June 30, 2022, as provided for in the APA-RDx, an installment payment was settled by the issue of 117,371 shares of common stock of Lucid Diagnostics Inc., with such shares having a fair value of $239 (with the fair value measured as the quoted closing price on the date the shares were issued), which was recognized as a current period expense included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

The APA-RDx provides for each of an acceleration and a cancellation of the remaining unpaid installment payments, summarized as follows:

●	The payment of the remaining unpaid installment payments will be accelerated as immediately due and payable as of the date the “MSA-RDx” (as such agreement is discussed below) is either terminated by LucidDx Labs Inc. or if it is terminated by mutual agreement between the Company and RDx.

●	The payment of the remaining unpaid installment payments will be cancelled if the MSA-RDx is terminated by LucidDx Labs Inc. for cause, defined as the occurrence of any one of: (i) a material breach by RDx which is not cured within thirty days of LucidDx Labs Inc. written notice; (ii) RDx becomes insolvent and /or bankrupt; or (ii) RDx fails to comply with applicable statutes, is barred from participating in federal health care programs, or by action of changes in law or regulation, or by action of judicial interpretation of law, or by judicial civil proceedings decisions.

Management Services Agreement - Research Dx Inc

LucidDx Labs Inc. and RDx entered into a separate management services agreement (“MSA-RDx”), dated and effective February 25, 2022, with such agreement having a term of three years commencing on the agreement’s effective date, and an initial fee of $150 per quarter. The MSA-RDx provides for the cancellation of the remaining unpaid installment payments upon termination of the MSA-RDx for any reason or no reason by either party thereto.

Note 7 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2022	December 31, 2021
Advanced payments to service providers and suppliers	$588	$260
Prepaid insurance	546	1,578
Deposits	1,782	1,116
EsoCheck cell collection supplies	215	434
EsoGuard mailer supplies	65	59
Total prepaid expenses, deposits and other current assets	$3,196	$3,447

Note 8 — Leases

During the six months ended June 30, 2022, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: a commercial clinical laboratory and additional Lucid Test Centers.

The Company’s future lease payments as of June 30, 2022, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2022 (remainder of year)	$463
2023	927
2024	883
2025	8
Total lease payments	$2,281
Less: imputed interest	(201)
Present value of lease liabilities	$2,080

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$453	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,448	$—
Weighted-average remaining lease term - operating leases (in years)	2.48	—
Weighted-average discount rate - operating leases	7.875%	—%

As of June 30, 2022, the Company’s right-of-use assets from operating leases are $2,080, which are reporting in right-of-use assets - operating leases in the unaudited condensed consolidated balance sheets. As of June 30, 2022, the Company has outstanding operating lease obligations of $2,080, of which $798 is reported in operating lease liabilities, current portion and $1,282 is reporting in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company did not have operating leases as of December 31, 2021. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 9 — Intangibles Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	June 30, 2022
Defensive technology	60 months	$2,105
Laboratory licenses and certifications and laboratory information management software (“LIMSDx”)	24 months	3,200
Total Intangible assets		5,305
Less Accumulated Amortization		(849)
Intangible Assets, net		$4,456

The defensive technology intangible asset of $2.1 million (and approximately $0.2 million of accumulated amortization) was recognized by the Company as of the April 1, 2022 effective date of the intercompany transfer of CapNostics, LLC to the Company from PAVmed Subsidiary Corp (a wholly-owned subsidiary of PAVmed Inc.). The transfer was accounted for as entities under common control. The defensive technology intangible asset was recognized by PAVmed Subsidiary Corp upon its acquisition of CapNostics, LLC, an unrelated third-party, for total purchase consideration paid on the October 5, 2021 acquisition date of approximately $2.1 million in cash. The CapNostics LLC transaction was accounted for as an asset acquisition, resulting in the recognition of the defensive technology intangible asset. The defensive technology intangible asset is being amortized on a straight-line basis over an expected useful life 60 months commencing on the acquisition date. See Note 5, Due To: PAVmed Inc., with respect to the transfer of the corresponding $2.1 million payment obligation Due To: PAVmed Inc.

As noted in Note 6, Asset Purchase Agreement and Management Services Agreement, the asset purchase agreement between the Company and ResearchDx Inc. (“APA-RDx”), is being accounted for as an asset acquisition. The intangible assets recognized under the APA-RDx are the laboratory licenses and certifications, (inclusive of a CLIA certification, CAP accreditation, and clinical laboratory licenses for five (5) U.S. States transfer to the Company from RDx), and a laboratory information management software (“LIMSDx”) perpetual-use royalty-free license granted under the APA-RDx, with such intangible asset having a useful life of twenty-four months commencing on the APA-RDx February 25, 2022 transaction date.

Amortization expense of the intangible assets discussed above was $639 and $0 for the three and six month periods ended June 30, 2022 and 2021, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2022 (remainder of year)	$1,010
2023	2,021
2024	688
2025	421
2026	316
Total	$4,456

Note 10 — Stock-Based Compensation

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

A total of 9,144,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 3,932,802 shares available for grant as of June 30, 2022. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan, as of June 30, 2022.

Lucid Diagnostics Inc. Stock Options

Lucid Diagnostics Inc. stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0
Granted(1)	2,107,500	$3.82
Exercised	(959,389)	$0.72
Forfeited	(107,687)	$4.45
Outstanding stock options at June 30, 2022(2)	2,459,666	$3.22	9.0
Vested and exercisable stock options at June 30, 2022	741,869	$1.90	7.4

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and those granted outside such plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter-end, and have a ten-year contractual term from date-of-grant.

(2)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics Inc. 2018 Equity Plan. as of June 30, 2022 and December 31, 2021.

See Note 4, Related Party Transactions, for a summary of the stock-based compensation expense recognized with respect to the stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to the Physician Inventors.

Note 10 — Stock-Based Compensation - continued

Lucid Diagnostics Inc. Restricted Stock Awards

Lucid Diagnostics Inc. restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,940,740	$12.76
Granted	320,000	4.53
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of June 30, 2022(1)	2,260,740	$11.59

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan. as of June 30, 2022 and December 31, 2021.

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lucid Diagnostics Inc 2018 Equity Plan – sales and marketing expenses	$214	$—	$480	$—
Lucid Diagnostics Inc 2018 Equity Plan - general and administrative expense	3,313	2,505	6,514	3,294
Lucid Diagnostics Inc 2018 Equity Plan - research and development expenses	26	22	97	34
PAVmed Inc 2014 Equity Plan - sales and marketing expenses	161	—	336	—
PAVmed Inc 2014 Equity Plan - general and administrative expenses	77	—	145	—
PAVmed Inc 2014 Equity Plan - research and development expenses	52	53	107	56
Total stock-based compensation expense	$3,843	$2,580	$7,679	$3,384

The stock-based compensation expense, as presented above, is inclusive of: stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan to employees of PAVmed Inc., the Physician Inventors , and members of the board of directors of Lucid Diagnostics Inc., as well as the stock options granted under the PAVmed Inc. 2014 Equity Plan to the Physician Inventors.

Note 10 — Stock-Based Compensation - continued

As of June 30, 2022, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$4,030	2.6
Restricted Stock Awards	$10,873	1.0
PAVmed Inc. 2014 Equity Plan
Stock Options	$1,869	1.9
Restricted Stock Awards	$226	1.5

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.48 per share during the period ended June 30, 2022. The stock-based compensation was calculated using the following weighted average Black-Scholes valuation model assumptions:

Six Months Ended June 30,
2022
Expected term of stock options (in years)	5.7
Expected stock price volatility	71%
Risk free interest rate	3.0%
Expected dividend yield	—%

Lucid Diagnostics, Inc Employee Stock Purchase Plan (“ESPP”)

The Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid Diagnostics Inc ESPP”), initial six-month stock purchase period is April 1, 2022 to September 30, 2022. The Lucid Diagnostics Inc. ESPP has a total reservation of 500,000 shares of common stock for which all shares are available-for-issue as of June 30, 2022.

Note 11 — Stockholders’ Equity

Lucid Diagnostics Inc. Common Stock

As of June 30, 2022 and December 31, 2021, there were 35,994,667 and 34,917,907 shares of common stock issued and outstanding, respectively. As of June 30, 2022, PAVmed Inc. holds 27,927,190 shares, representing a majority-interest equity ownership and PAVmed Inc. has a controlling financial interest in Lucid Diagnostics Inc.

Committed Equity Facility - March 28, 2022

On March 28, 2022, Lucid Diagnostics, Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. As of June 30, 2022, there were no shares of common stock issued under the committed equity facility. Subsequent to June 30, 2022, as of August 10, 2022, under the committed equity facility, a total of 308,152 shares of common stock of the Company were issued for proceeds of approximately $927.

In connection with the execution of the agreement for the committed equity facility, the Company paid Cantor $1.0 million as consideration for its irrevocable commitment to purchase the shares upon the terms and subject to the satisfaction of the conditions set forth in such agreement. In addition, pursuant to the agreement, we agreed to reimburse Cantor for certain of its expenses. The Company also entered into a registration rights agreement with Cantor. The Company has the right to terminate the agreement at any time after initial satisfaction of the conditions to Cantor’s obligation to purchase shares under the facility, at no cost or penalty, upon three trading days’ prior written notice.

Note 12 — Net Loss Per Share

The “Net loss per share basic and diluted” for the respective periods indicated - is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator
Net loss	$(14,624)	$(6,163)	$(26,894)	$(9,816)

Denominator
Weighted average common shares outstanding, basic and diluted	35,760,492	14,114,707	35,443,526	14,114,707

Loss per share
Net loss per share - basic and diluted	$(0.41)	$(0.44)	$(0.76)	$(0.70)

Basic weighted-average number of shares of common stock outstanding for the periods ended June 30, 2022 and 2021 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2022	2021

Stock options	2,459,666	1,399,242
Unvested restricted stock awards	2,260,740	1,552,100
Total	4,720,406	2,951,342

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”). We are a majority-owned consolidated subsidiary of PAVmed Inc. (“PAVmed”).

Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “Lucid Diagnostics” are to Lucid Diagnostics Inc and its subsidiaries LucidDx Labs Inc. (“LucidDx Labs”) and CapNostics, LLC.

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

Overview

We are a commercial-stage, cancer prevention, medical diagnostics technology company focused on the millions of patients with long-standing gastroesophageal reflux disease (“GERD”) who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”), which is expected to lead to approximately 16,000 U.S. deaths per year.

We believe that our lead products, the EsoGuard Esophageal DNA Test performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent EAC deaths, through early detection of esophageal precancer in at-risk GERD patients.

●	EsoGuard is a DNA test performed on surface esophageal cells collected with EsoCheck in a brief noninvasive office procedure which has been shown to be over 90% sensitive and specific at detecting Barrett’s Esophagus (“BE”), a precancerous condition of the esophagus and all conditions along the BE-EAC spectrum. (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848).

●	EsoCheck is a United States Food and Drug Administration FDA 510(k) and CE Mark cleared noninvasive swallowable balloon capsule catheter capable of sampling surface esophageal cells in a less than five-minute office procedure. We believe its proprietary Collect+Protect™ technology makes it the only noninvasive esophageal cell collection device capable of anatomically targeted and protected sampling to prevent dilution and contamination during device withdrawal.

EsoGuard is commercialized in the U.S. as a laboratory developed test (“LDT”). It was previously performed by our unrelated third-party commercial clinical laboratory service partner ResearchDx Inc. (“RDx”), at their Clinical Laboratory Improvement Amendments (“CLIA”) certified commercial clinical laboratory, located in Irvine, CA. Beginning in March 2022, the EsoGuard LDT has been performed at our own CLIA-certified commercial clinical laboratory, located in Lake Forest, CA. RDx also manufactures our EsoGuard Specimen Kits. EsoCheck is commercialized in the U.S. as a 510(k) cleared esophageal cell collection device currently manufactured for us by our contract manufacturing partner, Sage Product Development Inc., located in Foxborough, MA. We are in the process of transferring EsoCheck manufacturing to Coastline International Inc., a high-volume manufacturer headquartered in San Diego, CA with plants in Mexico. Both EsoGuard and EsoCheck have completed the CE Mark certification process. EsoGuard, used with EsoCheck was granted FDA Breakthrough Device designation and requires the completion of an international multicenter pre-market approval (“PMA”) clinical trial to be able to submit EsoGuard to the FDA for approval as an in vitro diagnostic device (“IVD”). Presently, the Company is focusing its clinical trial efforts and resources towards supporting insurance reimbursement adoption by government and private insurers. Consequently, with the Company prioritizing shorter term clinical utility studies to facilitate widespread insurance adoption, the completion of the BE-1 EsoGuard screening (as described below) study will be delayed indefinitely. The Company expects to complete the EsoGuard BE-2 case control study (as described below) in due course.

The EsoGuard PLA code 0114U secured final Medicare payment determination of $1,938.01, effective January 1, 2021. We are awaiting Medicare local coverage determination. We are also aggressively pursuing EsoGuard U.S. private payor payment and coverage as well as payment in Europe.

We are working to expand EsoGuard commercialization across multiple channels by building a direct sales and marketing team targeting primary care physicians, specialists, institutions and consumers. To assure sufficient testing capacity and geographic coverage, as part of this expansion, we are building our own network of Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing. We have also established an EsoGuard Telemedicine Program, in partnership with UpScript, LLC, an independent third-party telemedicine provider, that can accommodate EsoGuard self-referrals from direct-to-consumer marketing.

Overview - continued

In connection with our efforts to expand our presence in the diagnostic market, we are also developing EsoCure as an Esophageal Ablation Device, with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. As described below, we recently entered into a license agreement with our parent company, PAVmed Inc., pursuant to which we were granted the rights to commercialize EsoCure. A successful pre-clinical feasibility animal study of EsoCure has been completed, demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. An acute and survival animal study of EsoCure™ Esophageal Ablation Device has also been completed, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through the working channel of a standard endoscope. We plan to conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

We are a majority owned subsidiary of PAVmed. We are party to an amended and restated patent license agreement with CWRU, dated August 23, 2021 (“Amended CWRU License Agreement”), which provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies underlying EsoCheck and EsoGuard.

Recent Developments

Business

Clinical Guideline Update - ACG and AGA

In April 2022, the American College of Gastroenterology (“ACG”) updated its clinical guideline to support esophageal precancer (“Barrett’s Esophagus”- or “BE”) screening to prevent highly lethal EAC utilizing our EsoGuard® DNA Test on samples collected with our EsoCheck® Cell Collection Device. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with GERD, commonly known as chronic heartburn, acid reflux or simply reflux. In its Recommendation 5, the ACG suggests a single screening endoscopy in patients with chronic GERD symptoms and 3 or more additional risk factors for BE, including male sex, age greater than 50 years, White race, tobacco smoking, obesity, and family history of BE or EAC in a first-degree relative. Furthermore, and importantly for the first time, the clinical guideline also endorses nonendoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy by stating in its Recommendation 6 that the ACG suggests that a swallowable, nonendoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for screening for BE. The clinical guideline specifically mentions EsoCheck, along with the Company’s EsophaCap® device, as such swallowable, nonendoscopic esophageal cell collection devices, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation cites the seminal NIH-funded multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

In July 2022, the American Gastroenterology Association (“AGA”) published updated clinical guidance that mirrors the same furnished by the ACG as described above, endorsing the use of non-invasive screening tools like our EsoCheck® Cell Collection Device, which is cited in its guideline, as an acceptable alternative to endoscopy to directly address the need for noninvasive screening tools that are easy to administer, patient friendly, and cost-effective for the detection of BE. The clinical practice update by the AGA also significantly expands the target population for esophageal precancer screening, including for EsoGuard and EsoCheck, by recommending, for the first time, screening in at-risk patients without symptoms of reflux. The AGA does so by adding a history of chronic GERD as merely an additional, seventh, risk factor to the six risk factors for BE and EAC that have traditionally identified at-risk symptomatic patients recommended for screening. As a result, chronic symptomatic GERD is no longer a mandatory prerequisite and asymptomatic patients with three of the other six risk factors (e.g., male sex, age greater than 50 years, White race, tobacco smoking, obesity, and family history of BE) are now considered appropriate for screening.

Recent Developments - continued

Business - continued

Local Coverage Determination Update - CMS

In April 2022, a proposed Local Coverage Determination (“LCD”) DL39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” was published on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. The proposed LCD is a further step in our efforts to secure Medicare coverage and payment for EsoGuard.

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

Following the MAC Palmetto GBA release of a proposed LCD, Noridian Healthcare Solutions published a proposed LCD entitled Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia DL39262. The proposed LCD mirrors the MAC Palmetto GBA proposed LCD. We have used the Noridian Healthcare Solutions open meeting held on May 26, 2022, and the written comment period that ended on June 11, 2022 to bring the same essential information that we provided to the MAC Palmetto GBA to maintain consistency in our approach and advocate appropriately.

EsoGuard BE-1 and BE-2 Clinical Trials

In 2021 Lucid Diagnostics Inc. began conducting two concurrent clinical trials, including each of: the “EsoGuard screening study” (“BE-1”); and the “EsoGuard case-control study” (“BE-2”), to expand the clinical evidence for the technologies and to support a United States Food and Drug Administration (“FDA”) pre-market approval (“PMA”) of the use of EsoGuard and EsoCheck as an in-vitro diagnostic medical device (“IVD”). However, in light of the recently published proposed Local Coverage Determination (“LCD”) DL39256, the recently updated AGA guidance, and the ACG update to its clinical guideline that supports screening to prevent highly lethal esophageal cancer (“EAC”) utilizing our EsoGuard® DNA Test on samples collected with our EsoCheck® Cell Collection Device, the Company has determined to prioritize its clinical trial efforts and resources towards supporting studies that will help secure insurance reimbursement adoption by government and private insurers. Consequently, we have decided to delay for the time being the BE-1 trial while continuing to enroll GERD patients with a previous diagnosis of nondysplastic BE, low-grade dysplasia, high-grade dysplasia, or EAC in the BE-2 case-control study through Q2 2023.

Recent Developments - continued

Business - continued

MediNcrease Health Plans

In May 2022 LucidDx Labs, Inc. entered into a participating provider agreement with MediNcrease Health Plans, LLC (“MediNcrease”). A national directly-contracted, multi-specialty PPO provider network with over 8 million lives covered through its clients and payers, which include regional and national health plans, insurance companies, third party administrators, self-insured employer groups, municipalities, unions and other entities involved in the management of medical claims. Pursuant to the agreement, persons covered by MediNcrease clients and payers will have in-network access to our EsoGuard® DNA test. The agreement provides rates of reimbursement as a percent of charges for services rendered to such covered persons by LucidDx Labs, including the performance of the EsoGuard® DNA test.

In June and July 2022, LucidDx Labs Inc. continued to expand its in-network base by entering into participating provider agreements with Galaxy Health Network, Three Rivers Provider Network, and Prime Health Services (collectively, “the PPOs”), as well as Alivio Health. The PPOs cover millions of lives through the provider networks they have compiled for their clients, including third-party administrators, insurance companies, self-insured companies, corporations, and government entities to access, while Alivio provides its clients access to its specialized diagnostic laboratory network. Pursuant to the agreement, persons covered by the PPOs will have in-network access to our EsoGuard® DNA test. The agreements provides rates of reimbursement as a percentage of charges for services rendered to such covered persons by LucidDx Labs, including the performance of the EsoGuard test.

Company-Owned Commercial Clinical Laboratory

Through our wholly-owned subsidiary, LucidDx Labs Inc., we entered into an asset purchase agreement (“APA”) dated February 25, 2022, with ResearchDx, Inc. (“RDx”), an unrelated third-party - “APA-RDx”. Under the APA-RDx, LucidDx Labs Inc. acquired certain assets from RDx which were combined with LucidDx Labs purchased and leased property and equipment to establish a Company-owned CLIA certified, CAP accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. Prior to consummation of the APA-RDx, RDx provided such laboratory services to us at its owned CLIA-certified, CAP-accredited clinical laboratory.

Recent Developments - continued

Business - continued

Third-Party Payor Billing and Revenue Cycle Management

As part of the transition to our own Company-owned commercial clinical laboratory, we also contracted with a revenue cycle management (“RCM”) service provider to submit third-party reimbursement claims on our behalf. The RCM service provider will have complete oversight of payer claims, appeals processes, patient billing, online payment collection, and claims tracking. With the appropriate licenses and certifications for billing and credentialing secured, and our recently having put in place the necessary back office systems, claims for approximately 1,000 tests performed since the establishment of our own lab are now being processed, including 850 tests in the three months ended June 30, 2022 (although not having yet secured reimbursed rates from Medicare and Medicaid, the Company does not know the amount per claim it will receive from payors).  Refer to Note 3 of our Condensed Consolidated Financial Statements for more information on Revenue from Contracts with Customers.  Presently, recognized revenue for GAAP purposes is subject to actual amounts collected during the period.  Accordingly, since the RCM began submitting claims processed from our own lab subsequent to June 30, 2022, there were no collections during the three months ended June 30, 2022.

EsoCure License Agreement with PAVmed Inc.

EsoCure has been in development as an esophageal ablation device by PAVmed. In April 2022, following the approval from both ours and the PAVmed Inc. boards of directors, we and PAVmed Inc. entered into an intercompany license agreement (“EsoCure License Agreement”), pursuant to which we were granted the rights to commercialize EsoCure. The EsoCure License Agreement, includes a royalty arrangement whereby we will pay PAVmed Inc. a 5% royalty on all EsoCure sales up to $100 million per calendar year, and an 8.0% royalty on annual sales in excess of $100 million per calendar year. We are obligated to reimburse PAVmed Inc. for any ongoing development costs and cumulative patent expenses associated with the licensed technology.

CapNostics, LLC

On October 5, 2021, PAVmed Subsidiary Corp, a wholly-owned subsidiary of PAVmed Inc., acquired 100% of the outstanding membership interest of CapNostics, LLC (“CapNostics”), an unrelated third-party, for total (gross) purchase consideration of approximately $2.1 million in cash, paid at the closing of the transaction. Subsequently, Lucid Diagnostics Inc. and PAVmed Subsidiary Corp entered into an agreement, effective April 1, 2022, pursuant to which PAVmed Subsidiary Corp assigned to Lucid Diagnostics Inc. 100% of the membership interest in CapNostics, LLC, inclusive of an acquired defensive technology intangible asset, and a $2.1 million payment obligation Due To: PAVmed Inc. Additionally, Lucid Diagnostics Inc. was also assigned on a prospective basis effective April 1, 2022, the consulting agreement with the previous principal owner of CapNostics, LLC.

Results of Operations

Overview

Revenue

Revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company and ResearchDx Inc. (“RDx”), a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon the execution of an Asset Purchase Agreement between the Company’s wholly-owned subsidiary LucidDx Labs Inc. and RDx.

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

Results of Operations - continued

Three months ended June 30, 2022 as compared to three months ended June 30, 2021

The Company did not recognize revenue nor cost of revenue during the three months ended June 30, 2022 and June 30, 2021.

Sales and marketing expenses

In the three months ended June 30, 2022, sales and marketing costs were approximately $3.9 million, compared to $1.0 million for the corresponding period in the prior year. The net increase of $2.9 million was principally related to:

●	approximately $2.5 million increase in compensation related costs, including stock-based compensation of approximately $0.4 million in stock based compensation with respect to restricted stock awards (“RSA”) grants under the Lucid Diagnostics Inc. 2018 Equity Plan to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees principally related to an increase in headcount;
●	approximately $0.5 million increase in outside professional services related to EsoCheck, EsoGuard and consulting and professional services fees; and
●	approximately $0.1 million decrease in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed.

General and administrative expenses

In the three months ended June 30, 2022, general and administrative costs were approximately $7.3 million, compared to $3.1 million for the corresponding period in the prior year. The net increase of $4.2 million was principally related to:

●	approximately $0.5 million increase in compensation related costs, including stock-based compensation of approximately $0.2 million with respect to restricted stock awards (“RSA”) grants under the Lucid Diagnostics Inc. 2018 Equity Plan to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees principally related to an increase in headcount;
●	approximately $2.1 million increase in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses;
●	approximately $0.6 million of amortization expense related to our intangible assets;
●	approximately $0.3 million increase in the MSA fees, after allocation, from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.7 million increase in general business expenses.

Research and development expenses

In the three months ended June 30, 2022, research and development costs were approximately $3.4 million, compared to $1.9 million for the corresponding period in the prior year. The net increase of $1.5 million was principally related to:

●	approximately $1.4 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, EsoCure and EsoGuard; and
●	approximately $0.1 million increase in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed.

See our accompanying unaudited condensed consolidated financial statements for each of: Note 4, Related Party Transactions, for a discussion of the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted stock awards; and the MSA between Lucid Diagnostics and PAVmed; and Note 11, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan.

Results of Operations - continued

Six months ended June 30, 2022 as compared to six months ended June 30, 2021

Revenue

In the six months ended June 30, 2022, revenue was $0.2 million as compared to no revenue in the corresponding period in the prior year. The $0.2 million increase relates to our EsoGuard Commercialization Agreement, dated August 1, 2021, which resulted in revenue recognition of $0.1 million per month commencing August 2021 and ending February 2022 upon the February 25, 2022 termination date of such agreement.

Cost of revenue

In the six months ended June 30, 2022, cost of revenue was approximately $0.4 million, compared to no cost of revenue in the corresponding period in the prior year. The $0.4 million increase principally relates to costs associated with the EsoGuard Commercialization Agreement noted above.

Sales and marketing expenses

In the six months ended June 30, 2022, sales and marketing costs were approximately $7.2 million, compared to $1.7 million for the corresponding period in the prior year. The net increase of $5.5 million was principally related to:

●	approximately $4.8 million increase in compensation related costs, including stock-based compensation of approximately $0.8 million in stock based compensation with respect to restricted stock awards (“RSA”) grants under the Lucid Diagnostics Inc. 2018 Equity Plan to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees principally related to an increase in headcount;
●	approximately $0.9 million increase in outside professional services related to EsoCheck, EsoGuard and consulting and professional services fees; and
●	approximately $0.2 million decrease in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed.

General and administrative expenses

In the six months ended June 30, 2022, general and administrative costs were approximately $13.2 million, compared to $4.3 million for the corresponding period in the prior year. The net increase of $8.9 million was principally related to:

●	approximately $2.0 million increase in compensation related costs, including stock-based compensation of approximately $1.6 million in stock based compensation with respect to restricted stock awards (“RSA”) grants under the Lucid Diagnostics Inc. 2018 Equity Plan to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in the number of employees principally related to an increase in headcount;
●	approximately $4.1 million increase in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses; and
●	approximately $0.6 million of amortization expense related to our intangible assets;
●	approximately $0.7 million increase in the MSA fees, after allocation, from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $1.5 million increase general business expenses.

Results of Operations - continued

Six months ended June 30, 2022 as compared to six months ended June 30, 2021 - continued

Research and development expenses

In the six months ended June 30, 2022, research and development costs were approximately $6.3 million, compared to $3.6 million for the corresponding period in the prior year. The net increase of $2.7 million was principally related to:

●	approximately $2.2 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, EsoCure and EsoGuard;
●	approximately $0.2 million increase in compensation related costs and related to expanded clinical and engineering staff; and
●	approximately $0.3 million increase in the MSA fee allocation from PAVmed related to the growth and expansion of Lucid’s business and the services incurred through PAVmed.

See our accompanying unaudited condensed consolidated financial statements for each of: Note 4, Related Party Transactions, for a discussion of the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted stock awards; and the MSA between Lucid Diagnostics and PAVmed; and Note 11, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan.

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard. We are presently focused on expanding commercialization across multiple sales channels, including: the communication and education of medical practitioners and clinicians of the EsoGuard LDT; and establishing “Lucid Diagnostics Test Centers” for the collection of cell samples using EsoCheck. Additionally, we are developing expanded clinical evidence to support recommendation of our products in professional society guidelines and insurance reimbursement adoption by government and private insurers. Further, the Company is also pursuing development of other products and services, including EsoCure™, an esophageal ablation device.

The ability of the Company to generate revenue depends upon the Company’s ability to successfully advance the commercialization of EsoGuard, while also completing the clinical studies, its product and service development, and the necessary regulatory approval thereof. There are no assurances, however, the Company will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of its products and services.

Prior to our initial public offering (“IPO”) of our common stock in October 2021, our operations were funded by PAVmed Inc., inclusive of providing working capital cash advances and the payment of certain operating expenses on-our-behalf. Additionally, certain operations of Lucid Diagnostics Inc. continue to be managed by personnel of PAVmed Inc., for which we incur expense according to the provisions of a Management Services Agreement between us and PAVmed Inc.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We expect to continue to experience recurring losses from operations and will continue to fund our operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and committed equity sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended June 30, 2022.

Committed Equity Facility - March 28, 2022

On March 28, 2022, we entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. As of June 30, 2022, there were no shares of common stock issued under the committed equity facility. Subsequent to June 30, 2022, as of August 10, 2022, under the committed equity facility, a total of 308,152 shares of common stock of the Company were issued for proceeds of approximately $927.

Due To: PAVmed Inc.

Since our inception in May 2018 through our IPO in October 2021, our operations were funded by PAVmed providing working capital cash advances and the payment by PAVmed of certain operating expenses on-our-behalf. Additionally, our daily operations have been and continue to be principally managed by personnel employed by PAVmed, for which we incur a MSA Fee expense according to the provisions of the MSA discussed above.

As of June 30, 2022, we had a Due To: PAVmed Inc. payment obligation liability of an aggregate of approximately $2.4 million payable for the transfer of CapNostics LLC, and for reimbursement of employee related costs and certain operating expenses paid by PAVmed Inc. on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Due To PAVmed Inc.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our (unaudited) financial condition and consolidated results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on April 6, 2022, except as otherwise noted in Note 2, Summary of Significant Accounting Policies and Recent Accounting Standards Updates, of our unaudited condensed consolidated financial statements included herein in this Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internals control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the disclosure under Item 5 below, which is incorporated herein by reference, for a description of the shares issuable under the sixth amendment to our Management Services Agreement with PAVmed Inc. In addition, effective as of May 25, 2022, we issued 117,371 shares of our common stock to an entity designated by RDx, in satisfaction of a $250,000 installment payment due under the asset purchase agreement dated February 25, 2022, between LucidDx Labs Inc. (a wholly-owned subsidiary of Lucid Diagnostics Inc.) and ResearchDx Inc. (“RDx”), and unrelated third-party - referred to as “APA-RDx”. See the Current Report on Form 8-K filed by us with the SEC on March 3, 2022, which is incorporated herein by reference, for a fuller description of the APA-RDx and the installment payments thereunder. The shares of our common stock are being offering pursuant to the APA-RDx in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for the sale of securities not involving a public offering.

On October 14, 2021, we completed our initial public offering (“IPO”) of our common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721). As of June 30, 2022, of the net proceeds of $64.4 million, approximately $31.7 million has been used, in a manner consistent with the use of proceeds set forth in the prospectus for our IPO, as follows: approximately $3.9 million of net repayments due to PAVmed Inc.; approximately $3.4 million for the purchase of our laboratory equipment, software, and its operating expenses; and 24.4 million of working capital expenditures. None of the proceeds have been paid to any of our directors, officers, 10% stockholders, or affiliates, other than as described above.

Item 5. Other Information

The Company’s daily operations of are managed by personnel employed by PAVmed Inc., for which Lucid Diagnostics Inc. incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed Inc. The MSA does not have a termination date, but may be terminated by the Lucid Diagnostics Inc. board of directors.

The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed Inc. personnel to the Company, with any such change in the MSA Fee being subject to approval of the Lucid Diagnostics Inc. and PAVmed Inc. boards of directors. In this regard, subsequent to June 30, 2022, in August 2022, the boards of directors of Lucid Diagnostics Inc. and PAVmed Inc. approved a sixth amendment to the MSA to increase the MSA Fee to $550 per month from $390 per month, with such increase effective on a prospective basis commencing July 1, 2022. Pursuant to the sixth amendment, the parties agreed PAVmed Inc. may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed Inc. be entitled to receive under the MSA, as amended, more than 7,709,836 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the sixth amendment). The shares that may be issued under the MSA, as amended, are being offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded under Section 4(a)(2) thereof.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

August 15, 2022	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1‡	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc. ‡	8-K	2.1	3/3/2022
10.1	Amended and Restated 2018 Long-Term Incentive Equity Plan.	DEF 14A	Annex A	5/2/2022
10.2	Employee Stock Purchase Plan.	DEF 14A	Annex B	5/2/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

‡ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

