Form 10-Q
period 2022-09-30
Lucid Diagnostics Inc.
filed 2022-11-14
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 10, 2022 there were 39,108,245 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

TABLE OF CONTENTS

		Page
	Part I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2022 and December 31, 2021	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2022 and 2021	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2022 and 2021	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and 2021	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 4.	Controls and Procedures	26

	Part II - Other Information

Item 1.	Legal Proceedings	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
	Signature	27
	Exhibit Index	28

i

Part I. Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash	$26,934	$53,656
Accounts receivable	31	200
Prepaid expenses, deposits, and other current assets	2,882	3,447
Total current assets	29,847	57,303
Fixed assets, net	1,499	971
Operating lease right-of-use assets	2,002	—
Intangible assets, net	3,950	—
Other assets	1,078	725
Total assets	$38,376	$58,999
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,102	$1,490
Accrued expenses and other current liabilities	1,128	1,113
Operating lease liabilities, current portion	860	—
Due To: PAVmed Inc. - MSA Fee and operating expenses	6,610	1,657
Total current liabilities	9,700	4,260
Operating lease liabilities, less current portion	1,143	—
Total liabilities	10,843	4,260
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 37,016,225 and 34,917,907 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	37	35
Additional paid-in capital	110,643	96,608
Accumulated deficit	(83,147)	(41,904)
Total Stockholders’ Equity	27,533	54,739
Total Liabilities and Stockholders’ Equity	$38,376	$58,999

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$76	$200	$265	$200
Operating expenses:
Cost of revenue	1,626	144	1,996	144
Sales and marketing	3,930	918	11,121	2,627
General and administrative	5,660	3,458	18,223	7,793
Amortization of acquired intangible assets	505	—	1,144	—
Research and development	2,704	2,190	9,024	5,814
Total operating expenses	14,425	6,710	41,508	16,378
Net loss from operations	(14,349)	(6,510)	(41,243)	(16,178)
Other income (expense):
Interest expense - Senior Unsecured Promissory Note	—	(447)	—	(594)
Other income (expense), net	—	(447)	—	(594)
Loss before provision for income tax	(14,349)	(6,957)	(41,243)	(16,772)
Provision for income taxes	—	—	—	—
Net loss	$(14,349)	$(6,957)	$(41,243)	$(16,772)
Net loss per share - basic and diluted	$(0.39)	$(0.49)	$(1.15)	$(1.19)
Weighted average common shares outstanding, basic and diluted	36,405,945	14,114,707	35,767,857	14,114,707

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND NINE MONTHS ENDED September 30, 2022

(in thousands except number of shares and per share data - unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2022	35,994,667	$36	$105,003	$(68,798)	$36,241
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	5,327	—	6	—	6
Stock-based compensation - Lucid Diagnostics Inc.	—	—	3,280	—	3,280
Stock-based compensation - PAVmed Inc.	—	—	291	—	291
Vest - restricted stock awards	169,320	—	—	—	—
APA-RDx - Installment Payment	82,618	—	188	—	188
Issuance - Committed Equity Facility, net of deferred financing charges	680,263	1	1,766	—	1,767
Purchase - Employee Stock Purchase Plan	84,030	—	109	—	109
Net loss	—	—	—	(14,349)	(14,349)
Balance as of September 30, 2022	37,016,225	$37	$110,643	$(83,147)	$27,533

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	34,917,907	$35	$96,608	$(41,904)	$54,739
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	964,716	1	693	—	694
Stock-based compensation - Lucid Diagnostics Inc.	—	—	10,371	—	10,371
Stock-based compensation - PAVmed Inc.	—	—	880	—	880
Vest - restricted stock awards	169,320	—	—	—	—
CapNostics, LLC transfer	—	—	(211)	—	(211)
APA-RDx - Installment Payment	199,989	—	427	—	427
Issuance - Committed Equity Facility, net of deferred financing charges	680,263	1	1,766	—	1,767
Purchase - Employee Stock Purchase Plan	84,030	—	109	—	109
Net loss	—	—	—	(41,243)	(41,243)
Balance as of September 30, 2022	37,016,225	$37	$110,643	$(83,147)	$27,533

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND NINE MONTHS ENDED September 30, 2021

(in thousands except number of shares and per share data - unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2021	14,114,707	$14	$3,677	$(23,641)	$(19,950)
Stock-based compensation - Lucid Diagnostics Inc.	—	—	2,717	—	2,717
Stock-based compensation - PAVmed Inc.	—	—	56	—	56
Net loss	—	—	—	(6,957)	(6,957)
Balance as of September 30, 2021	14,114,707	$14	$6,450	$(30,598)	$(24,134)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2020	14,114,707	$14	$294	$(13,826)	$(13,518)
Stock-based compensation - Lucid Diagnostics Inc.	—	—	6,045	—	6,045
Stock-based compensation - PAVmed Inc.	—	—	111	—	111
Net loss	—	—	—	(16,772)	(16,772)
Balance as of September 30, 2021	14,114,707	$14	$6,450	$(30,598)	$(24,134)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(41,243)	$(16,772)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,321	3
Stock-based compensation - Lucid Diagnostics Inc.	10,371	6,045
Stock-based compensation - PAVmed Inc.	880	111
APA-RDx: Issue common stock - settle installment payment	427	—
Changes in operating assets and liabilities:
Accounts receivable	169	(200)
Prepaid expenses and other current assets	171	(954)
Accounts payable	(388)	781
Accrued expenses and other current liabilities	16	136
Accrued CWRU License Agreement Fee	—	(223)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	2,849	2,688
Due To: PAVmed Inc. - Interest Expense - Senior Unsecured Promissory Note	—	594
Net cash flows used in operating activities	(25,427)	(7,791)

Cash flows from investing activities
Purchase of equipment	(705)	(38)
Payments - Acquisition	(3,200)	—
Net cash flows used in investing activities	(3,905)	(38)

Cash flows from financing activities
Proceeds – issue of common stock – Committed Equity Facility	1,807	—
Proceeds – exercise of stock options	694	—
Proceeds – issue common stock – Employee Stock Purchase Plan	109	—
Proceeds – Due To: PAVmed Inc. - working capital cash advances	—	7,739
Net cash flows provided by financing activities	2,610	7,739

Net increase (decrease) in cash	(26,722)	(90)
Cash, beginning of period	53,656	111
Cash, end of period	$26,934	$21

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

Since its inception, the Company has advanced the proprietary technologies underlying EsoGuard and EsoCheck from the academic research laboratory to commercial diagnostic tests and devices with scalable manufacturing capacity. The Company is presently focused on expanding commercialization across multiple sales channels, including: the communication and education of medical practitioners and clinicians of EsoGuard; and establishing “Lucid Diagnostics Test Centers” for the collection of cell samples using EsoCheck. Recently, the American Gastroenterological Association (“AGA”) and the American College of Gastroenterology (“ACG”) updated its clinical practice guidelines to now support Lucid’s EsoCheck Cell Collection Device and EsoGuard Esophageal DNA Test as an acceptable alternative to endoscopy.Both guidelines expand the addressable market opportunity for these products to now affirmatively include screening women. The AGA updated guideline further expands the target population for the first time to include asymptomatic patients who otherwise present with the certain risk factors. Additionally, the Company is developing expanded clinical evidence to support insurance reimbursement adoption by government and private insurers. Further, the Company is also pursuing development of other products and services, including EsoCure™, an esophageal ablation device. The ability of the Company to generate revenue depends upon the Company’s ability to successfully advance the commercialization of EsoGuard, while also completing its clinical studies to accelerate the adoption of insurance reimbursement. There are no assurances, however, the Company will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of its products and services.

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

The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and committed equity sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended September 30, 2022.

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

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2021 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair presentation of the Company’s unaudited condensed consolidated financial information.

The consolidated results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2022 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Lucid Diagnostics Inc. and Subsidiaries audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K as filed with the SEC on April 6, 2022.

All amounts in the accompanying unaudited condensed consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation, which includes presenting costs of revenue within operating expenses on the statements of operations, in the unaudited condensed consolidated financial statements and accompanying notes to the unaudited condensed consolidated financial statements. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of stock-based equity awards and intangible assets. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Leases

The Company adopted FASB ASC Topic 842, Leases, (“ASC 842”) effective December 31, 2021.

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

Note 2 — Summary of Significant Accounting Policies - continued

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

Revenue Recognition

Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration the Company expects to collect in exchange for those services. The Company’s revenue is primarily generated by its laboratory testing services utilizing its EsoGuard Esophageal DNA tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider. Revenue recognized is inclusive of both variable consideration in connection with an individual patient’s third-party insurance coverage policy and fixed consideration in connection with a contracted services arrangement with an unrelated third party legal entity. To determine revenue recognition for the arrangements that the Company determines are within the scope of ASC 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The key aspects considered by the Company include the following:

Contracts—The Company’s customer is primarily the patient, but the Company does not enter into a formal reimbursement contract with a patient. The Company establishes a contract with a patient in accordance with other customary business practices, which is the point in time an order is received from a provider and a patient specimen has been returned to the laboratory for testing. Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with Center for Medicare & Medicaid Services (“CMS”) and applicable reimbursement contracts established between the Company and payers. However, when a patient is considered self-pay, the Company requires payment from the patient prior to the commencement of the Company’s performance obligations. The Company’s consideration can be deemed variable or fixed depending on the structure of specific payer contracts, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.

Performance obligations—A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer. The Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s test result to the ordering healthcare provider. The Company elects the practical expedient related to the disclosure of unsatisfied performance obligations, as the duration of time between providing testing supplies, the receipt of a sample, and the release of a test result to the ordering healthcare provider is far less than one year.

Transaction price—The transaction price is the amount of consideration that the Company expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration expected to be collected from a contract with a customer may include fixed amounts, variable amounts, or both.

If the consideration derived from the contracts is deemed to be variable, the Company estimates the amount of consideration to which it will be entitled in exchange for the promised goods or services. The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved.

Note 2 — Summary of Significant Accounting Policies - continued

When the Company does not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon delivery of patient EsoGuard test results to the ordering healthcare provider. As such, the Company recognizes revenue up to the amount of variable consideration not subject to a significant reversal until additional information is obtained or the uncertainty associated with additional payments or refunds, if any, is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in estimated expected variable consideration, with the change in estimate recognized in the period of such revised estimate. With respect to a contracted service arrangement, the fixed consideration revenue is recognized on an as-billed basis upon delivery of the laboratory test report with realization of such fixed consideration deemed probable based upon actual historical experience

Allocate transaction price—The transaction price is allocated entirely to the performance obligation contained within the contract with a customer on the basis of the relative standalone selling prices of each distinct good or service.

Practical Expedients—The Company does not adjust the transaction price for the effects of a significant financing component, as at contract inception, the Company expects the collection cycle to be one year or less.

Note 3 — Revenue from Contracts with Customers

EsoGuard Commercialization Agreement

The Company entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its former commercial laboratory service provider, ResearchDx Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement was on a month-to-month basis and was terminated on February 25, 2022 upon the execution of an asset purchase agreement (“APA”) dated February 25, 2022, between LucidDx Labs Inc., a wholly-owned subsidiary of Lucid Diagnostics Inc., and RDx, with such agreement further discussed in Note 6, Asset Purchase Agreement and Management Services Agreement.

Revenue Recognized

In the three months and nine months ended September 30, 2022, the Company recognized total revenue of $76 and $265, respectively. For the three month period ended September 30, 2022, the Company recognized revenue resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration as the Company did not estimate expected variable consideration given the lack of historical experience and objective reliable actual reimbursement data. In addition to the revenue recognized during the three month period ended September 30, 2022, the Company’s revenue for the nine month period ended September 30, 2022 includes $189 of revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee. In the three and nine months ended September 30, 2021, the Company recognized total revenue of $200 and $200, respectively, under the EsoGuard Commercialization Agreement.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three months ended September 30, 2022, the cost of revenue was $1,626 and was primarily related to costs for our laboratory operations and EsoCheck device supplies. For the nine months ended September 30, 2022, the cost of revenue was $1,996, including $369 reflecting costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022. In the three and nine months ended September 30, 2021, the cost of revenue was $144 and $144, respectively, which solely related to the EsoGuard Commercialization Agreement.

Note 4 — Related Party Transactions

Case Western Reserve University and Physician Inventors - Amended CWRU License Agreement

Case Western Reserve University (“CWRU”) and each of the three physician inventors (“Physician Inventors”) of the intellectual property licensed under the amended and restated patent license agreement with CWRU, dated August 23, 2021 (the “Amended CWRU License Agreement”), each hold a minority equity ownership interest in Lucid Diagnostics Inc. The expenses incurred with respect to the Amended CWRU License Agreement and the three Physician Inventors, as classified in the accompanying consolidated statement of operations for the periods indicated are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of Revenue
CWRU – Royalty Fee	$4	$10	$13	$10
General and Administrative Expense
CWRU – License Agreement - Amendment Fee - Milestone III	—	10	—	10
Stock-based compensation expense – Physician Inventors’ restricted stock awards	275	273	819	637

Research and Development Expense
CWRU License Agreement - reimbursement of patent legal fees	—	82	209	195
Fees - Physician Inventors’ consulting agreements	15	8	32	22
Sponsored research agreement	4	—	6	—
Stock-based compensation expense – Physician Inventors’ stock options	52	56	151	114
Total Related Party Expenses	$350	$439	$1,230	$988

PAVmed Inc. - Management Services Agreement

The Company’s daily operations of are managed by personnel employed by PAVmed Inc., for which Lucid Diagnostics Inc. incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed Inc. The MSA does not have a termination date, but may be terminated by the Lucid Diagnostics Inc. board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed Inc. personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of Lucid Diagnostics Inc. and PAVmed Inc. On August 11, 2022, the respective Company’s boards of directors approved a sixth amendment to the MSA to increase the MSA Fee to $550 per month from $390 per month, with such increase effective on a prospective basis that commenced July 1, 2022. Pursuant to the sixth amendment, the parties agreed PAVmed Inc. may elect to receive payment of the monthly MSA Fee in cash or in shares of common stock of the Company, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed Inc. be entitled to receive under the MSA, as amended, more than 7,709,836 shares of common stock the Company (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the sixth amendment). The shares that may be issued under the MSA, as amended, are being offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded under Section 4(a)(2) thereof.

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of Revenues	$—	$40	$—	$40
Sales & Marketing	330	352	713	971
General & Administrative	891	254	2,175	872
Research & Development	429	224	1,102	627
Total MSA Fee	$1,650	$870	$3,990	$2,510

Note 4 — Related Party Transactions - continued

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

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized general and administrative expense of $8 and $21 in the three and nine months ended September 30, 2021 in connection with the consulting agreement.

Note 5 — Due To PAVmed Inc.

The aggregate Due To: PAVmed Inc. for the periods indicated is summarized as follows:

	CapNostics, LLC Transfer	PAVmed Inc. OBO Payments	Employee-Related Costs	MSA Fees	Total
Balance - December 31, 2021	$—	$620	$1,037	$—	$1,657
MSA fees	—	—	—	3,990	3,990
On Behalf Of (OBO) activities	—	1,114	—	—	1,114
ERC - Payroll & Benefits	—	—	7,178	—	7,178
CapNostics, LLC transfer	2,105	—	—	—	2,105
Cash payments to PAVmed Inc.	—	(1,598)	(5,496)	(2,340)	(9,434)
Balance - September 30, 2022	$2,105	$136	$2,719	$1,650	$6,610

CapNostics, LLC

On October 5, 2021, PAVmed Subsidiary Corp, a wholly-owned subsidiary of PAVmed Inc., acquired 100% of the outstanding membership interest of CapNostics, LLC (“CapNostics”), an unrelated third-party, for total (gross) purchase consideration of approximately $2.1 million in cash, paid at the closing of the transaction. Subsequently, effective April 1, 2022, PAVmed Subsidiary Corp and the Company entered into an agreement pursuant to which PAVmed Subsidiary Corp assigned to Lucid Diagnostics Inc. 100% of the membership interest in CapNostics, LLC, resulting in the recognition by the Company principally of an acquired defensive technology intangible asset, and a $2.1 million payment obligation Due To: PAVmed Inc. Additionally, Lucid Diagnostics Inc. was also assigned on a prospective basis effective April 1, 2022, the consulting agreement with the previous principal owner of CapNostics, LLC. The transfer was accounted for as entities under common control. See Note 9 - Intangible Assets, net, with respect to the transferred intangible asset.

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

The total purchase price consideration payable under the APA-RDx is a face value of $3,200 comprised of three contractually specified periodic payments. The APA-RDx is being accounted for as an asset acquisition, with the recognition of an intangible asset of approximately $3,200, which is included in “Intangible assets, net” on the accompanying unaudited condensed consolidated balance sheet, as further discussed in Note 9, Intangible Assets, net. In the three and nine months ended September 30, 2022, a total of $1,000 and $3,200, respectively, of cash was paid with respect to the periodic payments.

Additionally, the APA-RDx requires the Company to pay a total of $3,000 to be paid as twelve (12) equal installment payments commencing May 25, 2022 and then on each three month anniversary thereof, inclusive of a final installment payment on February 25, 2025, with such installment payments recognized as current period expense as incurred. In the three and nine months ended September 30, 2022, as provided for in the APA-RDx, installment payments were settled with the issuances of 82,618 and 199,989 shares of common stock of Lucid Diagnostics Inc., with such shares having fair values of $188 and $427, respectively, (with the fair value measured as the quoted closing price on the dates the shares were issued), which was recognized as a current period expense included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations.

The APA-RDx provides for each of an acceleration and a cancellation of the remaining unpaid installment payments, summarized as follows:

●	The payment of the remaining unpaid installment payments will be accelerated as immediately due and payable as of the date the “MSA-RDx” (as such agreement is discussed below) is either terminated by LucidDx Labs Inc. without cause or if it is terminated by mutual agreement between the Company and RDx.

●	The payment of the remaining unpaid installment payments will be cancelled if the MSA-RDx is terminated by LucidDx Labs Inc. for cause, defined as the occurrence of any one of: (i) a material breach by RDx which is not cured within thirty days of LucidDx Labs Inc. written notice; (ii) RDx becomes insolvent and /or bankrupt; or (ii) RDx fails to comply with applicable statutes, is barred from participating in federal health care programs, or by action of changes in law or regulation, or by action of judicial interpretation of law, or by judicial civil proceedings decisions.

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

Note 7 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2022	December 31, 2021
Advanced payments to service providers and suppliers	$363	$260
Prepaid insurance	26	1,578
Deposits	2,389	1,116
EsoCheck cell collection supplies	55	434
EsoGuard mailer supplies	49	59
Total prepaid expenses, deposits and other current assets	$2,882	$3,447

Note 8 — Leases

During the nine months ended September 30, 2022, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: a commercial clinical laboratory and additional Lucid Test Centers.

The Company’s future lease payments as of September 30, 2022, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2022 (remainder of year)	$246
2023	980
2024	928
2025	24
Total lease payments	$2,178
Less: imputed interest	(175)
Present value of lease liabilities	$2,003

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$689	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,567	$—
Weighted-average remaining lease term - operating leases (in years)	2.24	—
Weighted-average discount rate - operating leases	7.875%	—%

As of September 30, 2022, the Company’s right-of-use assets from operating leases are $2,002, which are reporting in right-of-use assets - operating leases in the unaudited condensed consolidated balance sheets. As of September 30, 2022, the Company has outstanding operating lease obligations of $2,003, of which $860 is reported in operating lease liabilities, current portion and $1,143 is reporting in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company did not have operating leases as of December 31, 2021. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 9 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	September 30, 2022
Defensive technology	60 months	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200
Total Intangible assets		5,305
Less Accumulated Amortization		(1,355)
Intangible Assets, net		$3,950

The defensive technology intangible asset of $2.1 million (and approximately $0.2 million of accumulated amortization) was recognized by the Company as of the April 1, 2022 effective date of the intercompany transfer of CapNostics, LLC to the Company from PAVmed Subsidiary Corp (a wholly-owned subsidiary of PAVmed Inc.). The transfer was accounted for as entities under common control. The defensive technology intangible asset was recognized by PAVmed Subsidiary Corp upon its acquisition of CapNostics, LLC, an unrelated third-party, for total purchase consideration paid on the October 5, 2021 acquisition date of approximately $2.1 million in cash. The CapNostics LLC transaction was accounted for as an asset acquisition, resulting in the recognition of the defensive technology intangible asset. The defensive technology intangible asset is being amortized on a straight-line basis over an expected useful life 60 months commencing on the acquisition date. See Note 5, Due To PAVmed Inc., with respect to the transfer of the corresponding $2.1 million payment obligation Due To: PAVmed Inc.

As noted in Note 6, Asset Purchase Agreement and Management Services Agreement, the asset purchase agreement between the Company and ResearchDx Inc. (“APA-RDx”), is being accounted for as an asset acquisition. The intangible assets recognized under the APA-RDx are the laboratory licenses and certifications, (inclusive of a CLIA certification, CAP accreditation, and clinical laboratory licenses for five (5) U.S. States transfer to the Company from RDx), and a laboratory information management software perpetual-use royalty-free license granted under the APA-RDx, with such intangible asset having a useful life of twenty-four months commencing on the APA-RDx February 25, 2022 transaction date.

Amortization expense of the intangible assets discussed above was $505 and $0 for the three month periods ended September 30, 2022 and 2021, respectively, and $1,144 and $0 for the nine month periods ended September 30, 2022 and 2021, respectively, and is included in general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2022 (remainder of year)	$504
2023	2,021
2024	688
2025	421
2026	316
Total	$3,950

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

A total of 9,144,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 3,754,051 shares available for grant as of September 30, 2022. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan, as of September 30, 2022.

Note 10 — Stock-Based Compensation - continued

Lucid Diagnostics Inc. Stock Options

Lucid Diagnostics Inc. stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0	$6,665
Granted(1)	2,320,000	$3.71
Exercised	(964,717)	$0.72
Forfeited	(141,436)	$4.33
Outstanding stock options at September 30, 2022(3)	2,633,089	$3.17	8.6	$499
Vested and exercisable stock options at September 30, 2022	960,364	$2.33	7.2	$499

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and those granted outside such plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter-end, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics Inc. common stock on each of September 30, 2022 and December 31, 2021 and the exercise price of the underlying Lucid Diagnostics Inc. stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics Inc. 2018 Equity Plan, as of September 30, 2022 and December 31, 2021.

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

Lucid Diagnostics Inc. Restricted Stock Awards

Lucid Diagnostics Inc. restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,940,740	$12.76
Granted	320,000	4.53
Vested	(169,320)	13.48
Forfeited	—	—
Unvested restricted stock awards as of September 30, 2022(1)	2,091,420	$11.44

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan as of September 30, 2022 and December 31, 2021.

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

Note 10 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lucid Diagnostics Inc 2018 Equity Plan – cost of revenue	$9	$—	$9	$—
Lucid Diagnostics Inc 2018 Equity Plan – sales and marketing expenses	253	—	733	—
Lucid Diagnostics Inc 2018 Equity Plan - general and administrative expenses	2,990	2,695	9,504	5,988
Lucid Diagnostics Inc 2018 Equity Plan - research and development expenses	28	21	125	57
PAVmed Inc 2014 Equity Plan - sales and marketing expenses	161	—	497	—
PAVmed Inc 2014 Equity Plan - general and administrative expenses	78	—	224	—
PAVmed Inc 2014 Equity Plan - research and development expenses	52	56	159	111
Total stock-based compensation expense	$3,571	$2,772	$11,251	$6,156

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

As of September 30, 2022, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$3,791	2.4
Restricted Stock Awards	$7,165	0.8
PAVmed Inc. 2014 Equity Plan
Stock Options	$1,618	1.7
Restricted Stock Awards	$187	1.2

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $1.61 per share during the period ended September 30, 2022. The stock-based compensation was calculated using the following weighted average Black-Scholes valuation model assumptions:

Nine Months Ended September 30,
2022
Expected term of stock options (in years)	5.8
Expected stock price volatility	72%
Risk free interest rate	3.2%
Expected dividend yield	—%

Note 10 — Stock-Based Compensation - continued

Lucid Diagnostics, Inc Employee Stock Purchase Plan (“ESPP”)

The Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid Diagnostics Inc ESPP”), initial six-month stock purchase period was April 1, 2022 to September 30, 2022. A total of 84,030 shares of common stock of Lucid Diagnostics Inc were purchased for proceeds of approximately $109 on September 30, 2022 under the Lucid Diagnostics Inc. ESPP. The Lucid Diagnostics Inc. ESPP has a total reservation of 500,000 shares of common stock of which 415,970 shares are available-for-issue as of September 30, 2022.

Note 11 — Stockholders’ Equity

Lucid Diagnostics Inc. Common Stock

As of September 30, 2022 and December 31, 2021 there were 37,016,225 and 34,917,907 shares of common stock issued and outstanding, respectively. As of September 30, 2022, PAVmed Inc. holds 27,927,190 shares, representing a majority-interest equity ownership and PAVmed Inc. has a controlling financial interest in Lucid Diagnostics Inc.

Committed Equity Facility - March 28, 2022

On March 28, 2022, Lucid Diagnostics, Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. As of September 30, 2022, under the committed equity facility, a total of 680,263 shares of common stock of the Company were issued for proceeds of approximately $1,807.

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

Note 12 — Net Loss Per Share

The “Net loss per share basic and diluted” for the respective periods indicated - is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator
Net loss	$(14,349)	$(6,957)	$(41,243)	$(16,772)

Denominator
Weighted average common shares outstanding, basic and diluted	36,405,945	14,114,707	35,767,857	14,114,707

Net loss per share
Net loss per share - basic and diluted	$(0.39)	$(0.49)	$(1.15)	$(1.19)

Basic weighted-average number of shares of common stock outstanding for the periods ended September 30, 2022 and 2021 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2022	2021

Stock options	2,633,089	1,399,242
Unvested restricted stock awards	2,091,420	1,806,080
Total	4,724,509	3,205,322

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

Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “Lucid Diagnostics” are to Lucid Diagnostics Inc and its subsidiaries LucidDx Labs Inc. (“LucidDx Labs”) and CapNostics, LLC (“CapNostics”).

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

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	our regulatory and operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic;
●	risks related to our relationship with PAVmed; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

In addition, our forward-looking statements do not reflect the potential impact of any future financings, acquisitions, mergers, dispositions, joint ventures or investments we may make.

We may not actually achieve the plans, intentions, and/or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Form 10-Q and the Form 10-K, and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K, completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

●	EsoGuard is a DNA test performed on surface esophageal cells collected with EsoCheck in a brief noninvasive office procedure which has been shown to be over 90% sensitive and specific at detecting Barrett’s Esophagus (“BE”), a precancerous condition of the esophagus and all conditions along the BE-EAC spectrum. (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848).

●	EsoCheck is a swallowable balloon capsule catheter capable of sampling surface esophageal cells in a less-than -five-minute, noninvasive office procedure. We believe EsoCheck’s Collect+Protect™ technology makes it the only noninvasive esophageal cell collection device capable of anatomically targeted and protected sampling to prevent dilution and contamination during device withdrawal.

We are party to an amended and restated patent license agreement with CWRU, dated August 23, 2021 (the “Amended CWRU License Agreement”), which provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies underlying EsoCheck and EsoGuard.

EsoGuard is commercialized in the U.S. as a laboratory developed test (“LDT”). It was previously performed by our unrelated third-party commercial clinical laboratory service partner ResearchDx Inc. (“RDx”), at their Clinical Laboratory Improvement Amendments (“CLIA”) certified commercial clinical laboratory, located in Irvine, CA. Beginning in March 2022, EsoGuard has been performed at our own CLIA-certified commercial clinical laboratory, located in Lake Forest, CA. RDx also currently manufactures our EsoGuard specimen kits. EsoCheck is commercialized in the U.S. as a 510(k) cleared esophageal cell collection device currently manufactured for us by our contract manufacturing partner, Sage Product Development Inc., located in Foxborough, MA. As discussed below, we are in the process of transferring EsoCheck manufacturing to Coastline International Inc., a high-volume manufacturer headquartered in San Diego, CA. EsoCheck has completed the CE Mark certification process. EsoGuard, used with EsoCheck, was granted Food and Drug Administration (“FDA”) Breakthrough Device designation and requires the completion of an international multicenter pre-market approval (“PMA”) clinical trial to be able to submit EsoGuard to the FDA for approval as an in vitro diagnostic device (“IVD”).

EsoGuard secured a final Medicare payment determination of $1,938.01, effective January 1, 2021. We are awaiting a Medicare local coverage determination (“LCD”), as discussed in more detail below. We are also aggressively pursuing U.S. private payor payment and coverage, as well as payment in Europe.

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

Updated Clinical Guidelines and Guidance

In April 2022, the American College of Gastroenterology (“ACG”) updated its clinical guideline to support esophageal precancer (including BE) screening to prevent highly lethal EAC utilizing EsoGuard on samples collected with EsoCheck. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with GERD, commonly known as chronic heartburn, acid reflux or simply reflux. In its Recommendation 5, the ACG suggests a single screening endoscopy in patients with chronic GERD symptoms and 3 or more additional risk factors for BE, including male sex, age greater than 50 years, White race, tobacco smoking, obesity, and family history of BE or EAC in a first-degree relative. Furthermore, and importantly for the first time, the clinical guideline also endorses nonendoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy by stating in its Recommendation 6 that the ACG suggests that a swallowable, nonendoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for screening for BE. The clinical guideline specifically mentions EsoCheck, along with our EsophaCap device, as such swallowable, nonendoscopic esophageal cell collection devices. The clinical guideline also mentions methylated DNA markers (like those detected by the EsoGuard test) as such a biomarker. The summary of evidence for this recommendation includes a reference to the seminal NIH-funded multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

Overview - continued

In July 2022, the American Gastroenterology Association (“AGA”) published updated clinical guidance that mirrors the same furnished by the ACG as described above, endorsing the use of non-invasive screening tools like EsoCheck, which is cited in its guideline, as an acceptable alternative to endoscopy to directly address the need for noninvasive screening tools that are easy to administer, patient friendly, and cost-effective for the detection of BE. The clinical practice update by the AGA also significantly expands the target population for esophageal precancer screening, including for EsoGuard and EsoCheck, by recommending, for the first time, screening in at-risk patients without symptoms of reflux. The AGA does so by adding a history of chronic GERD as merely an additional, seventh risk factor to the six risk factors for BE and EAC that have traditionally identified at-risk symptomatic patients recommended for screening. As a result, chronic symptomatic GERD is no longer a mandatory prerequisite and asymptomatic patients with three of the other six risk factors (e.g., male sex, age greater than 50 years, White race, tobacco smoking, obesity, and family history of BE) are now considered at-risk patients recommended for screening.

Local Coverage Determination

In April 2022, a proposed LCD DL39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” was published on the Center for Medicare and Medicaid Services (“CMS”) website by the Medicare Administrative Contractor (“MAC”) Palmetto GBA. The proposed LCD is a further step in our efforts to secure Medicare coverage and payment for EsoGuard.

The proposed LCD, which the CMS website explicitly characterizes as a “work in progress” for “public review,” outlines criteria that MAC Palmetto GBA’s Molecular Diagnostic Services Program (“MolDX”) expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and will provide coverage based on the pertinent literature and society recommendations.” Notably, the proposed LCD pre-dated, and therefore does not include consideration of, the most recent ACG clinical guideline update endorsing swallowable, nonendoscopic capsule devices combined with a biomarker, such as EsoCheck and EsoGuard. The publication of the proposed LCD included a written comment period that extended through May 14, 2022. MolDX held an open meeting on May 10, 2022, during which stakeholders and other interested parties had the opportunity to address the proposed LCD.

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

Following the MAC Palmetto GBA release of a proposed LCD, the MAC Noridian Healthcare Solutions published a proposed LCD entitled Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia DL39262. The proposed LCD mirrors the MAC Palmetto GBA proposed LCD. We have used the MAC Noridian Healthcare Solutions open meeting held on May 26, 2022, and the written comment period that ended on June 11, 2022 to bring the same essential information that we provided to the MAC Palmetto GBA to maintain consistency in our approach and advocate appropriately.

Status of Clinical Trials

In 2021, we began conducting two concurrent clinical trials, the “EsoGuard screening study” (“BE-1”) and the “EsoGuard case-control study” (“BE-2”), to expand the clinical evidence for the technologies and to support FDA pre-market approval (“PMA”) of the use of EsoGuard and EsoCheck as an in-vitro diagnostic medical device (“IVD”). However, in light of the MAC Palmetto GBA’s recently published proposed LCD DL39256, the recently updated AGA guidance, and the ACG update to its clinical guideline that supports screening to prevent highly lethal EAC utilizing a biomarker test like EsoGuard on samples collected with a swallowable, nonendoscopic capsule device like EsoCheck, we have determined to prioritize our clinical trial efforts and resources towards supporting studies that will help secure insurance reimbursement adoption for EsoGuard by government and private insurers. Consequently, we have decided to delay for the time being the BE-1 trial while continuing to enroll GERD patients with a previous diagnosis of nondysplastic BE, low grade dysplasia, high grade dysplasia, or EAC in the BE-2 case-control study through Q2 2023.

EsoCure Esophageal Ablation Device

In connection with our efforts to expand our presence in the diagnostic market, we are also developing a third product, the EsoCure Esophageal Ablation Device, with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. As described in Note 5, Due To PAVmed Inc., we entered into a license agreement with our parent company, PAVmed, pursuant to which we were granted the rights to commercialize EsoCure. A successful pre-clinical feasibility animal study of EsoCure has been completed, demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. An acute and survival animal study of EsoCure has also been completed, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through the working channel of a standard endoscope. We plan to conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

Recent Developments

Business

Reimbursement – Private Payer

As part of the transition to our own CLIA-certified commercial clinical laboratory, we contracted with a revenue cycle management (“RCM”) service provider to submit third-party reimbursement claims on our behalf. The RCM service provider has joint oversight of payer claims, appeals processes, patient billing, online payment collection, and claims tracking. On August 1, 2022, our new RCM company began submitting claims to third-party payers. At the point when submission by the RCM began, more than 2,000 claims had accumulated since the commencement of our laboratory operations on February 25, 2022. These claims and other claims that were subsequently generated are now being processed, including 1,088 tests in the three months ended September 30, 2022.

Refer to Note 3 of our Condensed Consolidated Financial Statements for more information on Revenue from Contracts with Customers.

EsoCheck Cell Collection Device Update

In October 2022, the FDA announced they completed their review of the EsoCheck 510(k) (#K222366) premarket notification of intent to market the device and granted the use of the EsoCheck Cell Collection Device for the collection and retrieval of surface cells of the esophagus in the general population of adults and adolescents, 12 years of age and older. This action by the FDA now expands the targeted US patient population to include adolescents not previously covered by the Company’s initial EsoCheck 510(k) clearance.

EsoCheck Manufacturing Update

On October 4, 2022, we completed our first full day of manufacturing of EsoCheck at Coastline International Inc., a high-volume medical device manufacturer. By mid-2023, we expect to transition from our current manufacturer, Sage Product Development Inc., to Coastline International Inc., as the manufacturing process is further optimized.

Financing

In March 2022, we entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the facility, Cantor has committed to purchase up to $50 million of our common stock from time to time upon our request. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary capital on a periodic basis at prices based on the existing market price. Through September 30, 2022, 680,263 shares of our common stock were issued under this facility for total proceeds of $1.8 million.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results for which cash collections have occurred or payment was reasonably assured. Additionally, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company and RDx, a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon the execution of an Asset Purchase Agreement between the Company’s wholly-owned subsidiary of LucidDx Labs Inc. and RDx.

Cost of revenue

Cost of revenues recognized from the delivery of patient EsoGuard test results includes costs related to EsoCheck device usage, shipment of test collection kits, royalties and the cost of services to process tests and provide results to physicians. We incur expenses for tests in the period in which the activities occur, therefore, gross margin as a percentage of revenue may vary from quarter to quarter due to costs being incurred in one period that relate to revenues recognized in a later period.

We expect that gross margin for our services will continue to fluctuate and be affected by EsoGuard test volume, our operating efficiencies, patient compliance rates, payer mix, the levels of reimbursement, and payment patterns of payers and patients.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales and marketing activities, as well as the portion of the MSA Fee allocated to sales and marketing expenses, which are principally employee related costs of PAVmed employees. We anticipate our sales and marketing expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to the roll-out of our commercial sales and marketing operations as we execute on our business strategy.

General and administrative expenses

General and administrative expenses consist primarily of professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio, along with the portion of the MSA Fee allocated to general and administrative expenses.

We anticipate our general and administrative expenses will increase in the future related to continued expansion of our overall business operations. We also anticipate expenses related to being a public company, including professional services fees for legal, accounting, tax, audit, employees involved in third-party payor reimbursement contract negotiations and regulatory services associated with maintaining compliance as a public company, along with insurance premiums, investor relations, and other corporate expenses.

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the development of our technologies and conducting clinical trials, including:

●	consulting costs charged to us by various external contract research organizations we contract with to conduct clinical and preclinical studies and engineering design and development;
●	costs associated with regulatory filings;
●	patent license fees;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes;
●	product design engineering studies;
●	fees associated with conducting clinical trials for our EsoGuard diagnostic assay; and
●	MSA Fee allocated to research and development, as such MSA Fee are discussed below.

We plan to incur research and development expenses for the foreseeable future as we continue the development of our existing products as well as new innovations. Our research and development activities, including our clinical trials, are focused principally on obtaining FDA approvals, facilitating insurer reimbursement, encouraging physician adoption and developing product improvements or extending the utility of the lead products in our pipeline, including EsoCheck and EsoGuard.

Results of Operations - continued

Overview - continued

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented as dollars in millions, except for per share amounts.

Three months ended September 30, 2022 as compared to three months ended September 30, 2021

Revenue

In the three months ended September 30, 2022, revenue was $0.1 million as compared to $0.2 million in the corresponding period in the prior year. The $0.1 million decrease principally relates to the termination of the EsoGuard Commercialization Agreement with RDx, as the Company transitioned to its own laboratory operations effective February 25, 2022. The decrease was offset by revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory for the three months ended September 30, 2022.

Cost of revenue

In the three months ended September 30, 2022, cost of revenue was approximately $1.6 million as compared to $0.1 million for the corresponding period in the prior year. The $1.5 million increase principally related to:

●	approximately $0.2 million increase in compensation related costs as a result of an increase in headcount;
●	approximately $0.4 million increase in EsoCheck and EsoGuard supplies usage costs; and
●	approximately $0.9 million increase in laboratory operations costs.

Sales and marketing expenses

In the three months ended September 30, 2022, sales and marketing costs were approximately $3.9 million, compared to $0.9 million for the corresponding period in the prior year. The net increase of $3.0 million was principally related to:

●	approximately $2.9 million increase in compensation related costs, including stock-based compensation of approximately $0.4 million with respect to restricted stock awards (“RSA”) grants under the Lucid Diagnostics Inc. 2018 Equity Plan to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in headcount; and
●	approximately $0.1 million increase in consulting and outside professional services fees.

General and administrative expenses

In the three months ended September 30, 2022, general and administrative costs were approximately $5.7 million, compared to $3.5 million for the corresponding period in the prior year. The net increase of $2.2 million was principally related to:

●	approximately $0.7 million increase in compensation related costs, including stock-based compensation of approximately $0.2 million with respect to RSA grants under the Lucid Diagnostics Inc. 2018 Equity Plan to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in headcount;
●	approximately $0.5 million increase in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses;
●	approximately $0.6 million increase in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.4 million increase in general business expenses.

Results of Operations - continued

Three months ended September 30, 2022 as compared to three months ended September 30, 2021 - continued

Research and development expenses

In the three months ended September 30, 2022, research and development costs were approximately $2.7 million, compared to $2.2 million for the corresponding period in the prior year. The net increase of $0.5 million was principally related to:

●	approximately $0.3 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, EsoCure and EsoGuard; and
●	approximately $0.2 million increase in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed.

See our accompanying unaudited condensed consolidated financial statements for each of: Note 4, Related Party Transactions, for a discussion of the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted stock awards and for a discussion of the MSA between Lucid Diagnostics and PAVmed; and Note 10, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan.

Nine months ended September 30, 2022 as compared to nine months ended September 30, 2021

Revenue

In the nine months ended September 30, 2022, revenue was $0.3 million as compared to $0.2 million in the corresponding period in the prior year. The $0.1 million increase principally relates to revenue for laboratory services rendered for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory. The increase was partially offset by the termination of the EsoGuard Commercialization Agreement, with RDx as the Company transitioned to its own laboratory operations effective February 25, 2022.

Cost of revenue

In the nine months ended September 30, 2022, cost of revenue was approximately $2.0 million as compared to $0.1 million for the corresponding period in the prior year. The $1.9 million increase principally related to:

●	approximately $0.4 million increase in compensation related costs as a result of an increase in headcount;
●	approximately $0.6 million increase in EsoCheck and EsoGuard supplies usage costs; and
●	approximately $0.9 million increase in laboratory operations costs.

Sales and marketing expenses

In the nine months ended September 30, 2022, sales and marketing costs were approximately $11.1 million, compared to $2.6 million for the corresponding period in the prior year. The net increase of $8.5 million was principally related to:

●	approximately $7.7 million increase in compensation related costs, including stock-based compensation of approximately $1.2 million with respect to restricted stock awards (“RSA”) grants under the Lucid Diagnostics Inc. 2018 Equity Plan to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in headcount;
●	approximately $1.0 million increase in consulting and outside professional services fees and for EsoCheck and EsoGuard; and
●	approximately $0.2 million decrease in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed.

General and administrative expenses

In the nine months ended September 30, 2022, general and administrative costs were approximately $18.2 million, compared to $7.8 million for the corresponding period in the prior year. The net increase of $10.4 million was principally related to:

●	approximately $2.7 million increase in compensation related costs, including stock-based compensation of approximately $1.8 million with respect to RSA grants under the Lucid Diagnostics Inc. 2018 Equity Plan to Lucid Diagnostics and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in headcount;
●	approximately $4.8 million increase in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses;
●	approximately $1.3 million increase in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $1.6 million increase general business expenses.

Results of Operations - continued

Nine months ended September 30, 2022 as compared to nine months ended September 30, 2021 - continued

Research and development expenses

In the nine months ended September 30, 2022, research and development costs were approximately $9.0 million, compared to $5.8 million for the corresponding period in the prior year. The net increase of $3.2 million was principally related to:

●	approximately $2.5 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCheck, EsoCure and EsoGuard;
●	approximately $0.2 million increase in compensation related costs and related to expanded clinical and engineering staff; and
●	approximately $0.5 million increase in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed.

See our accompanying unaudited condensed consolidated financial statements for each of: Note 4, Related Party Transactions, for a discussion of the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted stock awards and for a discussion of the MSA between Lucid Diagnostics and PAVmed; and Note 10, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan.

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard. We are expanding commercialization across multiple sales channels, including: the communication to and education of medical practitioners and clinicians regarding EsoGuard; and the establishment of Lucid Diagnostics Test Centers for the collection of cell samples using EsoCheck. Additionally, we are developing expanded clinical evidence to support insurance reimbursement adoption by government and private insurers. Further, the Company is also pursuing development of other products and services, including EsoCure, an Esophageal Ablation Device.

Our ability to generate revenue depends upon our ability to successfully advance the commercialization of EsoGuard, while also completing the clinical studies, product and service development, and necessary regulatory approval thereof. There are no assurances, however, we will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of our products and services.

Prior to our initial public offering (“IPO”) of our common stock in October 2021, our operations were funded by PAVmed, inclusive of providing working capital cash advances and the payment of certain operating expenses on our behalf. Additionally, certain of our operations continue to be managed by PAVmed personnel, for which we incur expense according to the provisions of a MSA between us and PAVmed. See Note 4, Related Party Transactions, for a discussion of the MSA.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We expect to continue to experience recurring losses from operations and will continue to fund our operations with debt and equity financing transactions. Notwithstanding, however, with our cash on-hand as of the date hereof and committed equity sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Form 10-Q.

Committed Equity Facility - March 28, 2022

On March 28, 2022, we entered into a committed equity facility with Cantor. Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. As of September 30, 2022, under the committed equity facility, a total of 680,263 shares of common stock of the Company were issued for proceeds of approximately $1.8 million.

Due To: PAVmed Inc.

Since our inception in May 2018 through our IPO in October 2021, our operations were funded by PAVmed providing working capital cash advances and the payment by PAVmed of certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be principally managed by personnel employed by PAVmed, for which we incur a MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed Inc. personnel to the Company, with any such change in the MSA Fee being subject to approval of the Lucid Diagnostics Inc. and PAVmed Inc. boards of directors. In this regard, in August 2022, the boards of directors of Lucid Diagnostics Inc. and PAVmed Inc. approved a sixth amendment to the MSA to increase the MSA Fee to $550 per month from $390 per month, with such increase effective on a prospective basis commencing July 1, 2022. Pursuant to the sixth amendment, the parties agreed PAVmed Inc. may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed Inc. be entitled to receive under the MSA, as amended, more than 7,709,836 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the sixth amendment). The shares that may be issued under the MSA, as amended, are being offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded under Section 4(a)(2) thereof.

As of September 30, 2022, we had a Due To: PAVmed Inc. payment obligation liability of an aggregate of approximately $6.6 million payable for the transfer of CapNostics, LLC, and for reimbursement of employee related costs and certain operating expenses paid by PAVmed on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Due To PAVmed Inc.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internals control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See the disclosure in “Liquidity and Capital Resources - Committed Equity Facility - March 28, 2022” under Item 2 above and in the Current Report on Form 8-K filed by us with the SEC on April 1, 2022, each of which is incorporated herein by reference, for a description of the committed equity facility with Cantor and the shares issuable to Cantor thereunder.

In addition, effective as of August 25, 2022, we issued 82,618 shares of our common stock to an entity designated by RDx, in satisfaction of a $250,000 installment payment due under the asset purchase agreement dated February 25, 2022, between LucidDx Labs (our wholly-owned subsidiary) and RDx, and unrelated third-party. See the Current Report on Form 8-K filed by us with the SEC on March 3, 2022, which is incorporated herein by reference, for a fuller description of the asset purchase agreement with RDx and the installment payments thereunder.

On October 14, 2021, we completed our initial public offering (“IPO”) of our common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721). As of September 30, 2022, of the net proceeds of $64.4 million, approximately $39.3 million has been used, in a manner consistent with the use of proceeds set forth in the prospectus for our IPO, as follows: approximately $5.3 million of net repayments due to PAVmed; approximately $4.7 million for the purchase of our laboratory equipment, software, and its operating expenses; and $29.3 million of working capital expenditures. None of the proceeds have been paid to any of our directors, officers, 10% stockholders, or affiliates, other than as described above.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

November 14, 2022	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1‡	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc. ‡	8-K	2.1	3/3/2022
10.1	Amended and Restated 2018 Long-Term Incentive Equity Plan.	DEF 14A	Annex A	5/2/2022
10.2	Employee Stock Purchase Plan	DEF 14A	Annex B	5/2/2022
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

‡ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

