Form 10-K
period 2022-12-31
Lucid Diagnostics Inc.
filed 2023-03-14
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-40901

LUCID DIAGNOSTICS INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-5488042
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

360 Madison Avenue
25th Floor
New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 949-4319

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 par value per share	LUCD	The NASDAQ Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:

None.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(c) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $18.9 million, based on 8,366,797 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $2.26 on such date.

As of March 9, 2023 there were 43,393,716 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2022.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) of Lucid Diagnostics Inc. (“we”, “us”, “our” or “Lucid” or the “Company”) contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference.

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

We may not actually achieve the plans, intentions, and/or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Annual Report on Form 10-K and the documents we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

ii

Part I

Item 1. Business

Background and Overview

Lucid Diagnostics Inc. (“Lucid”) is a commercial-stage medical diagnostics technology company focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, acid reflux or simply reflux, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”). References in this Form 10-K to “we,” “us” and “our” are to Lucid and, unless the context otherwise requires, its subsidiaries.

We believe that our flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent esophageal adenocarcinoma (“EAC”) deaths, through early detection of esophageal precancer in at-risk gastroesophageal reflux disease (“GERD,” also commonly known as chronic heartburn, acid reflux or simply reflux) patients.

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). The assay was evaluated in a 408-patient multicenter case-control study published in Science Translational Medicine and showed greater than 90% sensitivity and specificity at detecting esophageal precancer and all conditions along the BE-EAC spectrum, including on samples collected with EsoCheck (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848). EsoGuard is commercially available in the U.S. as a Laboratory Developed Test (LDT) performed at our CLIA-certified laboratory. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory, for testing and analyses using our proprietary EsoGuard NGS DNA assay.

EsoCheck is an FDA 510(k) and CE Mark cleared noninvasive swallowable balloon capsule catheter device capable of sampling surface esophageal cells in a less than five-minute office procedure. It consists of a vitamin pill-sized rigid plastic capsule tethered to a thin silicone catheter from which a soft silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When vacuum suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal. We believe this proprietary Collect+Protect™ technology makes EsoCheck the only noninvasive esophageal cell collection device capable of such anatomically targeted and protected sampling.

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and Barrett’s Esophagus (“BE”), including dysplastic BE and related pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”).

Market Opportunity

In 2023, approximately 20,000 U.S. GERD patients are projected to be diagnosed with EAC and approximately 16,000 will die from it. Over 80% of EAC patients will die within five years of diagnosis, making it the second most lethal cancer in the U.S. The U.S. incidence of EAC has increased 500% over the past four decades, while the incidences of other common cancers have declined or remained flat. In nearly all cases, EAC silently progresses until it manifests itself with new symptoms of advanced disease. EAC is nearly always invasive at diagnosis, and, unlike other common cancers, mortality rates are high even in its earlier stages.

As discussed below under the heading “Clinical Guidelines for At-Risk Population”, the American Gastroenterology Association (“AGA”) recently significantly expanded the target population for esophageal precancer screening, recommending screening in at-risk patients without symptoms of GERD. Based on this revision, we believe the cohort recommended for screening consists of an estimated 30 million U.S. individuals with at least 3 established risk factors for BE. Accordingly, we believe EsoGuard’s total addressable U.S. market opportunity exceeds $60 billion based on an effective Medicare payment of $1,938 and the estimated 30 million U.S. patients recommended for screening by clinical practice guidelines. (In December 2019, we secured “gapfill” determination for EsoGuard’s PLA code 0114U through the CMS CLFS process. This allowed us to engage directly with Medicare contractor Palmetto GBA and its MolDx Program on CMS payment and coverage. In October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021.)

Unfortunately, for a variety of reasons, less than 10% of at-risk patients who are recommended for screening undergo traditional invasive upper gastrointestinal endoscopy (EGD). We believe that the profound tragedy of an EAC diagnosis is that likely death could have been prevented if the at-risk patient had been screened and then undergone surveillance and curative endoscopic esophageal ablation of dysplastic BE.

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

We believe EsoGuard, used with EsoCheck, constitutes that missing element—the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent EAC deaths through early detection of esophageal precancer and cancer in patients with 3 or more risk factors.

Clinical Guidelines for At-Risk Population

The subgroup of long-standing or severe GERD patients at-risk for BE and progression to EAC is well defined in clinical practice guidelines, including the American College of Gastroenterology (ACG) BE Guidelines. In its Recommendation 5, the ACG suggests a single screening endoscopy in patients with chronic GERD symptoms and 3 or more additional risk factors for BE, including male sex, age greater than 50 years, White race, tobacco smoking, obesity, and family history of BE or EAC in a first-degree relative.

An ACG clinical guideline entitled “Diagnosis and Management of Barrett’s Esophagus: An Updated ACG Guideline,” the first such update since 2016, was published online last year in the American Journal of Gastroenterology. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with GERD. For the first time, however, the clinical guideline also endorses nonendoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy stating that “a swallowable nonendoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for BE.” The clinical guideline specifically mentions EsoCheck, along with our EsophaCap® device, as such swallowable, nonendoscopic esophageal cell collection devices, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation includes a reference to the seminal NIH-funded, multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

In July 2022, the American Gastroenterology Association (“AGA”) published in their “Clinical Practice Update on New Technology and Innovation for Surveillance and Screening in Barrett’s Esophagus” updated clinical guidance that mirrors the same furnished by the ACG as described above, endorsing the use of non-endoscopic cell collection tools to screen for BE like our EsoCheck Cell Collection Device, which is cited in the update, as an acceptable alternative to endoscopy to directly address the need for noninvasive screening tools that are easy to administer, patient friendly, and cost-effective for the detection of BE. The clinical practice update by the AGA also significantly expands the target population for esophageal precancer screening, including for EsoGuard and EsoCheck, by recommending, for the first time, screening in at-risk patients without symptoms of GERD. The AGA does so by adding a history of chronic GERD as merely an additional, seventh risk factor to the six risk factors for BE and EAC that have traditionally identified at-risk symptomatic patients recommended for screening.

Commercialization

Our EsoGuard commercialization efforts span multiple channels including targeting primary care physicians and GI physicians, who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation.

To assure sufficient testing capacity and geographic coverage, we have built our own network of Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing at our CLIA-certified laboratory. Our current test center network currently includes locations in metropolitan areas in Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Ohio, Oregon, Texas and Utah.

In addition to our base test center network, we have established a satellite test center program, whereby we are expanding our footprint by making our personnel available to perform cell collection services in physician offices. Further, we have sought to expand our outreach by successfully conducting multiple “#CheckYourFoodTube Precancer Testing Event” for organizations such as the San Antonio Fire Department, where samples are collected from the organization’s employees for testing with EsoGuard at our CLIA-certified laboratory.

We have also established an EsoGuard Telemedicine Program, in partnership with UpScript, LLC, an independent third-party telemedicine provider, that accommodates EsoGuard self-referrals from direct-to-consumer marketing.

Reimbursement and Market Access

As noted above, in December 2019, we secured “gapfill” determination for EsoGuard’s PLA code 0114U through the CMS CLFS process. This allowed us to engage directly with Medicare contractor Palmetto GBA and its MolDx Program on CMS payment and coverage. In October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021.

A proposed Local Coverage Determination (“LCD”) DL39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” was published recently on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. The proposed LCD is a further step in our efforts to secure Medicare coverage and payment for EsoGuard. The proposed LCD, which the CMS website explicitly characterizes as a “work in progress” for “public review,” outlines criteria that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the proposed LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and will provide coverage based on the pertinent literature and society recommendations.” Notably, the proposed LCD pre-dated, and therefore does not include consideration of, the most recent AGA clinical practice update endorsing swallowable, nonendoscopic capsule devices combined with a biomarker, such as EsoCheck and EsoGuard,, an an alternative to endoscopy. The publication of the proposed LCD triggered a written comment period, and MolDX also held an open meeting on May 10, 2022, during which stakeholders and other interested parties had the opportunity to address the proposed LCD. We presented at the public meeting and made a written submission during the comment period as well. A final LCD will not be issued until the MAC has had the opportunity to assess and consider all stakeholder comments.

While we await a CMS coverage determination from MolDX, we are aggressively pursuing EsoGuard commercial insurer payment and coverage. Although the claim adjudication cycle can be prolonged during the early commercialization of a new test, we have received out-of-network commercial insurance payments for the EsoGuard test, and has entered into agreements with insurers that provide access to, in the aggregate, over 70 million patients.

Clinical Utility and Clinical Trials

Demonstrating EsoGuard’s clinical utility, which requires providing evidence that the test has a meaningful impact on clinical practice, is very important for a variety of purposes, including, importantly, for Medicare and private payor payment and coverage. It has been established that one of the most important factors to private payors in deciding whether to grant payment and coverage will be demonstration that the EsoGuard test, when ordered by physicians, provides information that can be used to identify or exclude patients who would benefit from additional management and/or treatment. Clinical utility studies are also important for general EsoGuard commercialization by facilitating physician understanding of test indications and potential benefit to the patients.

We are currently seeking to accelerate our collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the approximately 400 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event (in respect of which we expect to publish results in the first half of 2023); an ongoing investigator-initiated, retrospective, single-center, study with 500 patients (in respect of which we expect to publish results mid-2023), a virtual-patient randomized controlled trial with intended recruitment of 100-200 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis before the end of 2023.

As previously disclosed, consequently, we have decided to delay for the time being the two previously commenced clinical trials, the “EsoGuard screening study” (“BE-1”) and the “EsoGuard case-control study” (“BE-2”), as we are devoting our clinical resources to the studies cited above, which we expect will more efficiently generate the clinical data we are currently prioritizing to drive EsoGuard commercialization.

Manufacturing

EsoCheck is currently manufactured for us by our partners Coastline International, a high-volume device manufacturer, and Sage Product Development. Through mid-2023, we expect to further transition from Sage to Coastline as the manufacturing process is further optimized. Our current line capacity can produce up to 25,000 units per year. With Coastline’s improvement and expansion, there is capacity to scale exponentially. Our EsoGuard Specimen Kits are currently manufactured for us by our partner Path-Tec. The warehousing, logistics, fulfillment and customer support of our products is managed for us by our partners HealthLink International (a leading third-party logistics company) and Path-Tec.

License Agreement

Under the terms of our license agreement with CWRU, we acquired an exclusive worldwide right to use the intellectual property rights to the EsoGuard and EsoCheck technology for the detection of changes in the esophagus and on sample preservation. we are required to pay CWRU royalties on net sales of licensed products as follows: 5% of net sales of less than $100 million per year; and 8% of net sales greater than $100 million per year. We are also required to pay CWRU minimum annual royalty payments as follows: $50,000 per year, beginning January 1 following the first anniversary of a commercial sale of a licensed product; $150,000 per year, if net sales of a licensed product exceed $25 million in a year; $300,000 per year, if net sales of a licensed product exceed $50 million in a year; and $600,000 per year, if net sales of a licensed product exceed $100 million in a year. Minimum yearly royalty amounts are subject to increase based on the percentage change in the CPI-W Consumer Price Index and are credited against the royalties otherwise due. The license agreement was subject to four regulatory and commercialization milestones, of which one remains unachieved and unpaid. The remaining milestone is the FDA PMA submission of a licensed product, upon the achievement of which we will pay CWRU a milestone payment of $200,000. The license agreement terminates upon the expiration of the last-to-expire licensed patent, or on May 12, 2038, in countries where no such patents exist, or upon expiration of any exclusive marketing rights for a licensed product that have been granted by FDA or other U.S. government agency, whichever comes later. The EsoCheck patents, which are currently the last to expire, begin to expire in May 2035.

Regulatory

In June 2019, we received FDA 510(k) clearance to market EsoCheck in the U.S. as a device indicated for use in the collection and retrieval of surface cells of the esophagus in adults followed by FDA 510(k) clearance in 2022, expanding the use of EsoCheck in adults and pediatric populations in the U.S. In December 2019, our CLIA-certified then-laboratory partner, completed documentation of EsoGuard analytical validity allowing us to commercialize it as a Laboratory Developed Test (LDT).

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

In May 2021, we received CE Mark certification for EsoCheck (under the Medical Devices Directive 93/42/EEC), and in June 2021, we completed CE Mark self-certification for EsoGuard (under the European In-Vitro Diagnostic Devices Directive (IVDD 98/79/EC)), indicating both may be marketed in CE Mark European countries.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE screening in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a screening system must be cleared or approved by the FDA as an IVD device.

Laboratory Operations

On February 25, 2022, our new, wholly owned subsidiary, LucidDx Labs Inc. (“LucidDx Labs”), acquired from RDx, certain licenses and other related assets necessary for LucidDx Labs to operate its own new CLIA-certified, CAP-accredited clinical laboratory located in Lake Forest, CA. Since March 2022, we have conducted EsoGuard testing at our own laboratory with, until recently, the assistance of RDx, which had continued to provide certain testing and related services for the laboratory in accordance with the terms of a management services agreement (“MSA-RDx”), dated and effective February 25, 2022. Recently, however, the Company accelerated the development of internal resources necessary to operate the laboratory entirely on its own. Accordingly, our subsidiary LucidDx Labs and RDx agreed terminate the MSA-RDx effective as of February 10, 2023, such that LucidDx Labs now operates the laboratory itself, which the Company believes will improve the efficiency of the performance of the EsoGuard assay.

Competition

The U.S. market for esophageal cancer (i.e., EAC) and pre-cancer (i.e., BE, with or without dysplasia) screening is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer screening, we likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other screening technologies such as multi-cancer early detection products. Our EsoCheck device faces competition from other manufactures with devices designed to collect cell samples from targeted regions of the esophagus. For example, Cytosponge is a small mesh sponge within a soluble gelatin capsule that dissolves in the stomach and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from contamination. Our competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

Accordingly, the market for our products is highly competitive and is characterized by extensive research and clinical efforts and rapid technological change. In order to compete effectively, EsoGuard and EsoCheck will have to achieve market acceptance, receive adequate insurance coverage and reimbursement, be cost effective and be simultaneously safe and effective. We believe that the principal competitive factors in our markets are:

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

We will also compete in the marketplace to recruit and retain qualified scientific, management and sales personnel, as well as in acquiring technologies and licenses complementary to our products or advantageous to our business. We are aware of several companies that compete or are developing technologies in our current and future products areas. In order to compete effectively, our products will have to achieve market acceptance, receive adequate insurance coverage and reimbursement, be cost effective and be simultaneously safe and effective.

Esocure

In connection with our efforts to expand our presence in the EAC diagnostic market, we are also developing the EsoCure Esophageal Ablation Device, with the intent to allow a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment. We have successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. An acute and survival animal study of EsoCure Esophageal Ablation Device has also been completed, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through the working channel of a standard endoscope. When resources permit, we plan to conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

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

PAVmed owns approximately 73% as of December 31, 2022 and 72% as of March 9, 2023 of the combined voting power of our outstanding common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards). For as long as PAVmed continues to control more than 50% of our common stock, PAVmed will be able to direct the election of all the members of our board of directors. Similarly, PAVmed will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, to prevent a change in control of us, and to take other actions that might be favorable to PAVmed, without prior notice to other stockholders. PAVmed’s controlling interest may discourage a change of control that other holders of our common stock may favor.

We are party to a management services agreement with PAVmed (the “MSA”), as well as a payroll benefits and expense reimbursement agreement (the “PBERA”). Under the MSA, PAVmed provides management, technical and administrative services to us, including without limitation services related to research and development, regulatory clearance, manufacture, and commercialization of our products, as well as services related to corporate financial, accounting and legal matters. The terms of this agreement are intended to be consistent with the terms that we could have negotiated with unaffiliated third parties; however, they may actually be more or less favorable. Under the PBERA, as more fully described below, PAVmed has agreed to pay certain payroll and benefit-related expenses in respect of our personnel on our behalf, and we reimburse PAVmed for the same. PAVmed may elect that our obligations under each of the MSA and the PBERA are settled by the issuance of our stock (instead of cash), subject to applicable restrictions under securities laws (and, in the case of the PBERA, subject also to approval by our board). The MSA does not have a termination date, but may be terminated by the our board of directors at any time. The PBERA likewise does not have a termination date, but may be terminated by PAVmed or Lucid at any time.

Recent Events

Business

Status of Clinical Trials

We are currently seeking to accelerate our collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the approximately 400 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event (in respect of which we expect to publish results in the first half of 2023); an ongoing investigator-initiated, retrospective, single-center, study with 500 patients (in respect of which we expect to publish results mid-2023), a virtual-patient randomized controlled trial with intended recruitment of 100-200 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis before the end of 2023.

As previously disclosed, consequently, we have decided to delay for the time being the two previously commenced clinical trials, the “EsoGuard screening study” (“BE-1”) and the “EsoGuard case-control study” (“BE-2”), as we are devoting our clinical resources to the studies cited above, which we expect will more efficiently generate the clinical data we are currently prioritzing to drive EsoGuard commercialization.

LucidDx Labs Laboratory Operations Update

On February 14, 2023, we and our subsidiary, LucidDx Labs Inc., entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the MSA-RDx without cause. The termination was effective as February 10, 2023. Until the termination of the MSA-RDx, RDx had continued to provide certain testing and related services for the Laboratory in accordance with the terms of the MSA-RDx. Recently, however, we accelerated the development of internal resources necessary to operate the Laboratory entirely on its own. Accordingly, we believe that termination of the MSA-RDx will improve the efficiency of the performance of the EsoGuard assay.

Among other things, the MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the APA-RDx and the MSA-RDx to $725,000 (from the $3,450,000 that would otherwise have been payable under the APA and MSA if the MSA had remained in effect through the balance of its stated term), resulting in a net savings to us of $2,725,000. The payment was satisfied through the issuance of 553,436 shares of Lucid Diagnostics’ common stock on February 25, 2023. We were not required to make any cash payments in connection with the termination.

#CheckYourFoodTube Precancer Testing Events

In January 2023, we successfully completed our first #CheckYourFoodTube Precancer Testing Event, in partnership with Rachelle Hamblin, M.D., M.P.H., and the San Antonio Fire Department (SAFD), to detect esophageal precancer in at-risk members of the department. The SAFD testing event was held over two weekends in January, which has been designated as Firefighter Cancer Awareness Month by the International Association of Fire Fighters (IAFF). A total of 391 members, nearly one-quarter of the department, who were deemed by Dr. Hamblin to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by our clinical personnel using EsoCheck. Firefighters with suspected esophageal precancer based on a positive EsoGuard result were identified, including some less than forty years of age, and will undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, to prevent progression to esophageal cancer. These events, which we look to expand across the country, are an extension of our expanding satellite Lucid Test Center (sLTC) program, which brings our precancer testing directly to patients—at their physician’s office and now at large testing day events. We demonstrated that our nurse practitioners can each perform up to fifty EsoCheck procedures in a day, and our laboratory team handled over two hundred incoming samples in a day, while maintaining turnaround times at target. These successes provide an excellent foundation for future testing events as we continue to drive EsoGuard commercialization using all the tools at our disposal.

Payroll and Benefit Expense Reimbursement Agreement

On November 30, 2022, PAVmed and we entered into a payroll and benefit expense reimbursement agreement (the “PBERA”). Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of our personnel on our behalf, and we have reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and we will continue to reimburse PAVmed for the same. The PBERA now provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by PAVmed’s and our boards of directors, in shares of our common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by PAVmed’s and our boards of directors (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event shall we issue any shares of our common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of our common stock would exceed the maximum number of shares of common stock that we may issue under the rules or regulations of The Nasdaq Stock Market LLC (“Nasdaq”), unless we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq for issuances of shares of our common stock in excess of such amount.

Financing

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the facility, Cantor committed to purchase up to $50 million of our common stock from time to time upon our request. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary capital on a periodic basis at prices based on the existing market price. Through December 31, 2022, 680,263 shares of our common stock were issued under this facility for total proceeds of approximately $1.8 million.

In November 2022, we also entered into an “at-the-market offering” for up to $6.5 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor Fitzgerald & Co. In the year ended December 31, 2022, there were no shares sold through the at-the-market equity facility. Subsequent to December 31, 2022, through March 9, 2023, we sold 230,068 shares through its at-the-market equity facility for approximately $0.3 million.

Series A Preferred Stock Offering

On March 7, 2023, we entered into subscription agreements for the sale of 13,625 shares of Series A preferred stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The terms of the Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Senior Secured Convertible Note

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (“SPA”) with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), pursuant to which we agreed to sell, and the Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Senior Convertible Note”). The issuance of the March 2023 Senior Convertible Note is subject to customary closing conditions.

The March 2023 Senior Secured Convertible Note would have a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The March 2023 Senior Convertible Note would be convertible into or otherwise paid in shares of the Company’s common stock.

Under the March 2023 Senior Convertible Note, the Company would be subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company would also be subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than an amount to be agreed upon.

Intellectual Property

Our business will depend on proprietary medical device and diagnostic technologies, including the EsoCheck and EsoGuard technology licensed by us. We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. Patent protection and other proprietary rights are thus essential to our Diagnostics business. We currently have applied for, license or own 19 domestic and foreign patents covering the EsoGuard and EsoCheck products and related technology. The date the patents protecting certain of our owned and licensed technology will first begin to expire is as set forth in the table below (although currently pending patent applications, both foreign and domestic, are positioned to provide protection beyond such date in each instance).

Technology	Year
EsoCheck	May 2034
EsoGuard	August 2024
EsoCure	March 2036

The EsoCheck and EsoGuard technology is protected by patents in the United States and internationally, and our policy is to continue to aggressively file patent applications, both independently and in collaboration with CWRU, as appropriate, to protect this technology and other of our proprietary technologies relating to our Diagnostics business, including inventions and improvements to inventions. Under the CWRU License Agreement, CWRU has agreed to apply for patent coverage, at our expense, in any country requested by us, to the extent such protection is reasonably attainable. We seek patent protection, as appropriate, on:

●	the product itself including all embodiments with future commercial potential;
●	the methods of using the product; and
●	the methods of manufacturing the product.

In addition to filing and prosecuting patent applications in the United States, we intend to file counterpart patent applications in other countries worldwide where there is a value in doing so. Foreign filings can be cumbersome and expensive, and we will pursue such filings when we believe they are warranted as we try to balance our international commercialization plans with our desire to protect the global value of the technology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in granting a patent, or patent term extension, which restores time lost due to regulatory delays.

We intend to continuously reassess and fine-tune our intellectual property strategy in order to fortify the position of our business in the United States and internationally. Prior to acquiring or licensing a technology from a third party, we will evaluate the existing proprietary rights, our ability to adequately obtain and protect these rights and the likelihood or possibility of infringement upon competing rights of others.

We also rely upon trade secrets, know-how, continuing technological innovation, and may rely upon licensing opportunities, to develop and maintain our competitive position. We intend to protect our proprietary rights through a variety of methods, including confidentiality agreements and/or proprietary information agreements with suppliers, employees, consultants, independent contractors and other entities who may have access to proprietary information. We will generally require employees to assign patents and other intellectual property to us as a condition of employment with us. All of our consulting agreements will pre-emptively assign to us all new and improved intellectual property that arise during the term of the agreement.

Lucid also has (directly or through its subsidiaries) proprietary rights to a range of trademarks, including, among others, Lucid Diagnostics™, LUCID™, EsoCheck®, EsoGuard®, Collect + Protect®, and EsoCheck Cell Collection Device®. (Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”. However, the absence of such marks is not intended to indicate, in any way, Lucid or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.)

Health Insurance Coverage and Reimbursement

Our ability to successfully commercialize our products will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for the procedures during which our products are used.

In the United States, third-party payors continue to implement initiatives that restrict the use of certain technologies to those that meet certain clinical evidentiary requirements. In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement. Third-party payors regularly update reimbursement amounts and also from time to time revise the methodologies used to determine reimbursement amounts. This includes annual updates to payments to physicians, hospitals and ambulatory surgery centers for procedures during which our products are used. An example of payment updates is the Medicare program’s updates to hospital and physician payments, which are done on an annual basis using a prescribed statutory formula. In the past, when the application of the formula resulted in lower payment, Congress has passed interim legislation to prevent the reductions.

A product’s reimbursement profile, both in the U.S. and internationally, is an important component of the product’s commercial opportunity. We prefer projects with existing reimbursement codes, the opportunity to seek reimbursement under higher-value surgical procedure codes or the potential to seek reimbursement under narrow, product-specific codes as opposed to bundled procedure codes. For those products that have high strategic value, but with less defined reimbursement, we have engaged reimbursement experts and support from industry associations to accelerate the acquisition of satisfactory reimbursement levels.

See “Reimbursement and Market Access” above for a fuller discussion of the reimbursement status for EsoCheck and EsoGuard.

Government Regulation

Key U.S. Regulation

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

●	In June 2019, we received FDA 510(k) clearance for EsoCheck, permitting us to market it in the U.S. as a cell collection device indicated for use in the collection and retrieval of surface cells of the esophagus in the general population of adults, 22 years of age and older.
●	In December 2019, RDx, our then-CLIA-certified laboratory partner completed documentation of EsoGuard analytical validity allowing us to commercialize it as an LDT. In March 2022, we transferred EsoGuard testing to our own CLIA-certified laboratory, upon our acquisition of certain assets from RDx as described elsewhere in this report.

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

Since only EsoCheck is FDA cleared, we are not permitted to jointly market it with EsoGuard. This currently is not a significant obstacle to our commercialization efforts, which are almost entirely devoted to marketing EsoGuard. EsoCheck is merely offered, free of charge, as a generic esophageal cell collection device, which is FDA 510(k) cleared to be used to collect samples for any diagnostic test. We believe, however, over the long-term, once our commercialization efforts have gain significant traction, it would be useful to jointly market EsoGuard, used with EsoCheck, as a combined product. We therefore may, when resources permit, pursue FDA PMA approval for EsoGuard, when used on samples collected with EsoCheck, which will allow us to jointly market them as well as provide protection against changes to LDT regulation which could threaten our ability to market EsoGuard as an LDT.

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

Before and after approval or clearance in the United States, our products are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, recordkeeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and products.

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the FDA determines are necessary to reasonably ensure their safety and efficacy:

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

In general, the higher the classification, the greater the time and cost to obtain approval to market. There are no “standardized” requirements for approval, even within each class. For example, FDA could grant 510(k) status, but require a human clinical trial, a typical requirement of a PMA. They could also initially assign a device Class III status but end up clearing a device as a 510(k) device if certain requirements are met. The range of the number and expense of the various requirements is significant. The quickest and least expensive pathway would be 510(k) clearance with a review of existing bench and animal data. The longest and most expensive path would be a PMA with extensive randomized human clinical trials. We cannot predict fully how FDA will classify our products, nor predict what requirements will be placed upon us to obtain market clearance or approval, or even if they will clear or approve our products at all.

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

We have current certificates to perform clinical laboratory testing. Clinical laboratories are subject to inspection by regulators and to sanctions for failing to comply with applicable requirements. Sanctions available under CLIA and certain state laws include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil monetary penalties. If our CLIA-certified laboratory fails to meet any applicable requirements of CLIA or state law, that failure could adversely affect any future CMS consideration of our technologies, prevent their approval entirely, and/or interrupt the commercial sale of any products and services and otherwise cause us to incur significant expense.

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

Physician Payment Sunshine Act

There has been a recent trend of increased federal and state regulation of payments and transfers of value provided to healthcare professionals or entities. On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing section 6002 of the Affordable Care Act known as the Physician Payment Sunshine Act that imposes new annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.” Manufacturers that produces at least one product reimbursed by Medicare, Medicaid, or Children’s Health Insurance Program and (i) if the product is a drug or biological, and it requires a prescription (or physician’s authorization) to administer; or (ii) if the product is a device or medical supply, and it requires premarket approval or premarket notification by the FDA are required to comply with the Open Payments (commonly referred to as the Sunshine Act) filing requirements under CMS. We currently do not have any products covered by Medicare, Medicaid, or Children’s Health Insurance Program as none of our products have premarket approval or clearance notification. We expect once our products receive regulatory clearance, we will be required to comply with the Sunshine Act provisions.

Certain states, such as California and Connecticut, also mandate implementation of commercial compliance programs, and other states, such as Massachusetts and Vermont, impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility a healthcare company may fail to comply fully with one or more of these requirements.

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

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our Diagnostics business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2022, 2021 and 2020.

Employees

Currently, as of March 9, 2023 we have 74 employees (all of whom are full-time employees), inclusive of our executive officers –our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Financial Officer (“CFO”), our Chief Operating Officer (“COO”), and our General Counsel and Secretary (“General Counsel”). In addition, we are obligated to reimburse PAVmed for certain payroll benefit and expenses related to our employees pursuant to the PBERA, which may be settled in shares of our common stock, at PAVmed’s election. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware on May 8, 2018. Our corporate offices are located at 360 Madison Avenue, 25th Floor, New York, NY 10017, and our telephone number is (212) 949-4319.

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

Risks Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

Risks Associated with Our Financial Condition

●	We have incurred operating losses since our inception and may not be able to achieve profitability.
●	Our quarterly operating results could be subject to significant fluctuation, which could increase the volatility of our stock price and cause losses to our stockholders.
●	The March 2023 Senior Convertible Note has not been issued, and it may not be issued, including if certain closing conditions to the issuance of such note are not satisfied.
●	Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.

Risks Associated with Our Business

●	Since we have a limited operating history, and have not generated any significant revenues to date, you will have little basis upon which to evaluate our ability to achieve our business objective.
●	The markets in which we operate are attractive and other companies or institutions may develop and market novel or improved technologies, which may make the EsoGuard or EsoCheck technologies less competitive or obsolete.
●	We expect to derive substantially all of our revenues from the EsoGuard and EsoCheck products.
●	We are highly dependent on the License Agreement, the termination of which would prevent us from commercializing our products, and which imposes significant obligations on us.
●	Our products may never achieve market acceptance.
●	The sizes of the markets for our current and future products have not been established with precision, and may be smaller than we estimate.
●	Recommendations in published clinical practice guidelines issued by various organizations, including professional societies and federal agencies may significantly affect payors’ willingness to cover, and physicians’ willingness to prescribe, our products and services.
●	We or our third-party manufacturers may not have the manufacturing and processing capacity to meet the production requirements of consumer demand or clinical testing in a timely manner.
●	Our EsoGuard test is performed in a single commercial clinical laboratory facility. If demand for our EsoGuard test grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or their equipment were damaged or destroyed, or if we experience a significant disruption in our commercial clinical laboratory operations for any reason, our ability to continue to operate our business could be materially harmed.
●	We may remain dependent on the sales and marketing efforts of third parties if we are unable to or choose not to develop an extensive sales and marketing staff and other resources.
●	Our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
●	We expect to rely on courier delivery services to transport EsoCheck devices and EsoGuard Specimen Kits to physicians and other medical professionals and samples back to laboratory facilities for analysis. If these delivery services are disrupted or become prohibitively expensive, customer satisfaction and our business could be negatively impacted.
●	If we attempt to bring any other products or services to market in addition to the EsoGuard test and EsoCheck device, we likely will be required to make significant investments in research and development, which ultimately may prove unsuccessful. Our future performance may be affected by the success of products we have not yet developed, licensed, acquired.
●	Our officers may allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our operations.
●	Our ability to be successful will be totally dependent upon the efforts of our key personnel.
●	Our officers and directors have fiduciary obligations to other companies and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our business may suffer if we are unable to manage our growth.
●	Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.
●	Our business may be adversely affected by health epidemics and or pandemics, including the COVID-19 pandemic.
●	We may engage in acquisitions that are not successful and which could disrupt our business, cause dilution to our stockholders and reduce our financial resources.
●	Adverse results in material litigation matters could have a material adverse effect upon our business.

Risks Associated with Healthcare Regulation, Billing and Reimbursement, and Product Safety and Effectiveness.

●	Our ability to market EsoGuard, or any other IVD product that we may develop, license, or acquire, as LDTs without FDA approval, is entirely dependent on FDA continuing to exercise enforcement discretion with regard to requiring premarket review of LDTs. If FDA ceases to exercise, or modifies how it exercises, this discretion through guidance documents, formal rulemaking, departmental directive, executive order or pursuant to legislation, we may be abruptly forced to halt commercialization of these diagnostic tests until we are able satisfy FDA’s modified enforcement regime, or until we secure FDA approval for these IVD products.
●	If we fail to maintain CLIA-certification or otherwise meet the applicable requirements of federal or state law regulating commercial clinical laboratories, such failure could limit or prevent our ability to perform our EsoGuard test, or any other tests which we may develop, license or acquire, affect any payor consideration of such tests, prevent their clearance or approval entirely, and/or interrupt the commercial sale and/or marketing of any such tests, cause us to incur significant expense to remedy this failure and otherwise negatively impact our business.
●	EsoGuard, or any other IVD product without FDA approval we may develop, license, or acquire and market as an LDT, may not be jointly marketed as a combined product with EsoCheck without first securing FDA approval of the combined product as an IVD device. If FDA deems that we are jointly marketing such an IVD product with EsoCheck without FDA approval of the combined product as an IVD device, we would be subject to FDA enforcement action which could limit or halt commercialization of our products, and result in FDA sanctions which could severely impact our business.
●	Securing FDA approval of EsoGuard, or any other IVD product we may develop, license, or acquire, as an IVD device, separately or as a combined product with EsoCheck, is a complex process requiring substantial time, commitment of resources and expense without any assurance that FDA will grant such approval.
●	Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.
●	Modifications to our cleared or approved products may require new clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
●	Clinical trials necessary to support regulatory submission will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from expanding our commercial efforts and will adversely affect our business, operating results and prospects.
●	The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.
●	If our clinical studies do not satisfy providers, payors, patients and others as to the reliability and performance of our EsoGuard test and the EsoCheck device, or any other product or service we may develop and seek to commercialize, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for, such test.
●	If the validity of an informed consent for a clinical trial of one of our products was challenged, we could be subject to fines, penalties, litigation, or regulatory sanctions, or other adverse consequences, including invalidating or requiring us to repeat clinical trials which could negatively affect our business and results of operations.
●	EsoCheck and any other products we develop that receive regulatory clearance or approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
●	If we are found to be promoting the use of our devices for unapproved or “off-label” uses or engaging in other noncompliant activities, we may be subject to recalls, seizures, fines, penalties, injunctions, adverse publicity, prosecution, or other adverse actions, resulting in damage to our reputation and business.
●	Clinical laboratories and medical diagnostic companies are subject to extensive and frequently changing federal, state, and local laws. We could be subject to significant fines and penalties if we fail (or if our prior unrelated third-party laboratory partner previously failed) to comply with these laws and regulations.
●	We operate patient service centers where prescribing physicians can send patients for EsoGuard testing, including undergoing specimen collection using EsoCheck. These patient service centers are subject to federal and state regulations which may be burdensome, costly or difficult to comply with. Failure to comply with these regulations could result in sanctions, fines or other enforcement actions which may be costly, time-consuming and limit our ability to utilize them and adversely impact our business.
●	We intend to engage with one or more third-party telemedicine companies to provide physicians to evaluate patients who respond to our direct-to-consumer (“DTC”) marketing activities seeking EsoGuard testing and, if clinically indicated, refer the patient to our patient service centers to undergo EsoCheck specimen collection for EsoGuard testing. Telemedicine, and its specific use in conjunction with DTC, is subject to numerous federal and state regulations and faces particularly intense scrutiny by these regulators. If we fail to comply with federal healthcare regulations, we could face substantial penalties, sanctions, fines or prosecution and our business, operations and financial condition could be adversely affected.
●	Many aspects of our business, beyond the specific elements described above, are subject to complex, intertwined, costly and/or burdensome federal health care laws and regulations which may open to interpretation and be subject to varying levels of discretionary enforcement. If we fail to comply with these laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	If private or governmental third-party payors do not maintain reimbursement for our products at adequate reimbursement rates, we may be unable to successfully commercialize our products which would limit or slow our revenue generation and likely have a material adverse effect on our business.
●	The regulations that govern pricing and reimbursement for new products vary widely from country to country, and may adversely affect the pricing, coverage and reimbursement rates of our products in other countries.
●	Due to billing complexities in the diagnostic and laboratory service industry, we may not be able to collect payment for the EsoGuard tests we perform.
●	Healthcare reform measures could hinder or prevent our products’ commercial success.
●	Our medical products may in the future be subject to product recalls that could harm our reputation, business, and financial results.

●	If our medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our products.
●	Compliance with the HIPAA security, privacy and breach notification regulations may increase our costs.

Risks Associated with Our Intellectual Property and Technology Infrastructure

●	We may not be able to protect or enforce the intellectual property rights for the technology used in, or expected to be used in, our products, which could impair our competitive position.
●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.
●	Competitors may violate the intellectual property rights for the technology used in, or expected to be used in, our products, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.
●	Failure in our information technology systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.
●	Our internal computer systems, or those used by our third-party research institution collaborators, vendors or other contractors or consultants, may suffer security breaches.

Risks Associated with Our Relationship with PAVmed

●	PAVmed, owns a majority of our voting stock and thus may control certain actions requiring a stockholder vote.
●	Certain conflicts of interest may arise between us and our affiliated companies, including PAVmed, and in some cases we have waived certain rights with respect thereto.
●	Our ability to operate our business effectively may suffer if the MSA with PAVmed is insufficient to meet our needs or if, upon the termination of the MSA, we do not cost-effectively establish our own fully functional financial, administrative, operational and other support systems in order to operate as a stand-alone company.
●	In order to preserve the ability for PAVmed to distribute its shares of our common stock on a tax-free basis for U.S. federal income tax purposes, we may be prevented from pursuing opportunities to raise capital, to effectuate acquisitions or to provide equity incentives to our employees, which could hurt our ability to grow.
●	Any disputes that arise between us and PAVmed with respect to our past and ongoing relationships could harm our business operations.

Risks Associated with Ownership of Our Common Stock

●	We may issue shares of our capital stock or debt securities in the future which could reduce the equity interest of our stockholders and might cause a change in control of our ownership.
●	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
●	Nasdaq may in the future delist our common stock, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our stock price may be volatile, and purchasers of our common stock could incur substantial losses.
●	We do not intend to pay any dividends on our common stock at this time.
●	We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
●	If we fail to establish and maintain proper and effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline significantly.
●	We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
●	We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
●	Our charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Risks Associated with Our Financial Condition

We have incurred operating losses since our inception and may not be able to achieve profitability.

We have incurred net losses since our inception. For the years ended December 31, 2022 and December 31, 2021, we had a net loss of $56.2 million and $28.1 million, respectively. Our ability to generate sufficient revenue from any of our products in development, and to transition to profitability and generate consistent positive cash flows is dependent upon factors that may be outside of our control. We expect that our operating expenses will continue to increase as we continue to develop, pursue regulatory clearance or approval for and commercialize our products, build our manufacturing, sales and other commercial infrastructure, and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future.

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

The March 2023 Senior Convertible Note has not been issued, and it may not be issued, including if certain closing conditions to the issuance of such note are not satisfied.

On March 13, 2023, we entered into the SPA, pursuant to which we anticipate issuing the March 2023 Senior Convertible Note. However, such issuance is subject to certain closing conditions, some of which are outside of our control. If any of the closing conditions to the issuance of the March 2023 Senior Convertible Note are not met, or if the Investor fails to purchase the March 2023 Senior Convertible Note when required to do so under the SPA, the note may not be issued.

Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.

We may be required to repay or redeem, or to pay interest on, the March 2023 Senior Convertible Note (if issued) or any future permitted indebtedness incurred by us or our subsidiaries, in cash. Despite our right to pay the interest and principal balance of the March 2023 Senior Convertible Note (if issued) by issuing shares of our common stock, we may be required to repay such indebtedness in cash, if we do not meet certain customary equity conditions (including minimum price and volume thresholds) or in certain other circumstances. For example, we may be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of certain changes of control or an event of default.

Our ability to make payments of the principal of, to pay interest on, or to redeem our indebtedness in cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We have not generated material revenue from operations to date, and our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, the March 2023 Senior Convertible Note (if issued) would contain, and any future indebtedness may contain, restrictive covenants, including financial covenants. These payment obligations and covenants could have important consequences on our business. In particular, they could:

●	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness;
●	limit, among other things, our ability to borrow additional funds and otherwise raise additional capital, and our ability to conduct acquisitions, joint, ventures or similar arrangements, as a result of our obligations to make such payments and comply with the restrictive covenants in the indebtedness;
●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;
●	increase our vulnerability to general adverse economic and industry conditions; and
●	place us at a competitive disadvantage compared to our competitors that have lower fixed costs.

The debt service requirements of any other permitted indebtedness we incur or issue in the future, as well as the restrictive covenants contained in the governing documents for any such indebtedness, could intensify these risks.

If we are unable to make the required cash payments, there could be a default under one or more of the instruments governing our indebtedness. Any such default or acceleration may further result in an event of default and acceleration of our other indebtedness. In such event, or if a default otherwise occurs under our indebtedness, including as a result of our failure to comply with the financial or other covenants contained therein, the holders of our indebtedness could require us to immediately repay the outstanding principal and interest on such indebtedness in cash, in some cases subject to a premium. Furthermore, the holders of our secured indebtedness could foreclose on their security interests in our assets.

If we are required to make payments under our indebtedness in cash and are unable to generate sufficient cash flow from operations, we may be required to sell assets, or we may seek to refinance the remaining balance, by either refinancing with the holder of the indebtedness, by raising sufficient funds through a sale of equity or debt securities or by obtaining a credit facility. No assurances can be given that we will be successful in making the required payments under our indebtedness, or in refinancing our obligations on favorable terms, or at all. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. A failure to refinance could have a material adverse effect on our liquidity, financial position, and results of operations. Should we refinance, it could be dilutive to shareholders or impose onerous terms on us.

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

Other manufactures have developed noninvasive esophageal cell collection devices most notably “sponge-on-a-string” devices which may compete with EsoCheck. One such device, Cytosponge, previously marketed by in the U.S. by Medtronic Inc. (NYSE: MDT), which is similar to EsophaCap, the device we acquired in our acquisition of CapNostics LLC and is utilized almost exclusively for clinical research, is a spherical mesh sponge encapsulated in soluble gelatin that dissolves in the stomach. The expanded sponge brushes the lining of the esophagus as it is withdrawn and retrieved. Although, unlike EsoCheck, this device does not provide anatomic targeting nor protect their sample from dilution and contamination during device withdrawal, future biomarkers may have sufficient sensitivity to detect BE-EAC despite such dilution and contamination. Manufacturers may also be developing new tools that have not yet been announced that provide noninvasive esophageal cell sampling with the same or better protection from dilution and contamination as EsoCheck.

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

Although we may develop additional products based on the technology underlying our EsoGuard and EsoCheck products, or other related technologies we develop, license, or acquire, we presently expect to derive substantially all of our revenues from sales of our EsoGuard and EsoCheck products. As such, any factor adversely affecting sales of our products, including the product development and release cycles, regulatory issues, intellectual property rights issues, market acceptance, product competition, performance and reliability, reputation, price competition and economic and market conditions, and the other factors discussed in this filing, could adversely affect our business prospects, financial condition and results of operations, and could threaten the viability of our business.

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

The USPSTF, a panel of primary care physicians and epidemiologists and other national experts funded by the U.S. Department of Health and Human Services’ AHRQ, makes influential recommendations on clinical preventative services. We may seek a USPSTF recommendation in the future. The process of USPSTF recommendation development is lengthy, requires high quality supporting evidence for a positive recommendation, and the outcome of any USPSTF process is uncertain.

We or our third-party manufacturers may not have the manufacturing and processing capacity to meet the production requirements of consumer demand or clinical testing in a timely manner.

Our capacity to conduct clinical trials and commercialize our products will depend in part on our ability to manufacture or provide our products on a large scale, at a competitive cost and in accordance with regulatory requirements. We must establish and maintain a commercial scale manufacturing process for all of our products to complete clinical trials. We or our third-party manufacturers may encounter difficulties with these processes at any time that could result in delays in clinical trials, regulatory submissions or the commercialization of products.

For some of our products, we or our third-party manufacturers will need to have sufficient production and processing capacity in order to conduct human clinical trials, to produce products for commercial sale at an acceptable cost. We have limited experience in large-scale product manufacturing, nor do we have the resources or facilities to manufacture most of our products on a commercial scale. We cannot guarantee that we or our third-party manufacturers will be able to increase capacity in a timely or cost-effective manner, or at all.

Initially, we will not directly manufacture our products and will rely on third parties to do so for us. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize products as planned. In addition, we may not be able to contract with third parties to manufacture our products in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, may delay clinical development or submission of products for regulatory approval or otherwise may impair our competitive position. We may not be able to enter into or maintain relationships with manufacturers that comply with good manufacturing practices. If a product manufacturer fails to comply with good manufacturing practices, we could experience significant time delays or we may be unable to commercialize or continue to market the products. Changes in our manufacturers could require costly new product testing and facility compliance inspections. In the United States, failure to comply with good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture our products at one or more of their facilities. As a result, the sales and marketing of our products could be delayed or we could be forced to develop our own manufacturing capacity, which could require substantial additional funds and personnel and compliance with extensive regulations.

The manufacturing processes for our products have not yet been tested at commercial levels, and it may not be possible to manufacture or process these materials in a cost-effective manner.

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

We currently perform the EsoGuard test in a single laboratory facility in Lake Forest, CA. The laboratory facility, without purchasing additional lab equipment applicable to our test, is expected to have an annual capacity of approximately 50,000 tests per year. If demand for the EsoGuard test outstrips this capacity, and we fail to add additional equipment and staff, or complete, or timely complete, an expansion of its available laboratory facilities, it may significantly delay our EsoGuard processing times and limit the volume of EsoGuard tests we can process, which may adversely affect our business, financial condition and results of operation. In addition, our financial condition may be adversely affected if they are unable to complete these expansion projects on budget and otherwise on terms and conditions acceptable to us. Finally, our financial condition will be adversely affected if demand for our products and services does not materialize in line with our current expectations and if, as a result, we end up building excess capacity that does not yield a reasonable return on our investment.

If our present, or any future, laboratory facilities were to be damaged, destroyed or otherwise unable to operate, whether due to fire, floods, storms, tornadoes, other inclement weather events or natural disasters, employee malfeasance, terrorist acts, power outages, or otherwise, our business could be severely disrupted. We may not be able to perform our EsoGuard test or generate test reports as promptly as patients and healthcare providers require or expect, or possibly not at all. If we are unable to perform our EsoGuard test or generate test reports within a timeframe that meets patient and healthcare provider expectations, our business, financial results and reputation could be materially harmed.

We currently maintain insurance against damage to our property and equipment and against business interruption, subject to deductibles and other limitations. If we have underestimated our insurance needs with respect to an interruption, or if an interruption is not subject to coverage under our insurance policies, we may not be able to cover our losses.

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

Labor is a significant component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance, such as certain clinical laboratory and sales roles. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime or financial incentives to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our clinical laboratories and overall business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigation measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected.

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

Our ability to be successful will be totally dependent upon the efforts of our key personnel.

Our ability to successfully carry out our business plan is dependent upon the efforts of our key personnel. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. The unexpected loss of the services of our key personnel could have a detrimental effect on us. We may also be unable to attract and retain additional key personnel in the future. As of March 9, 2023, we only have only 3,725,723 shares available for issuance under our long-term incentive plan, which could limit our ability to attract and retain key personnel, until such amount is increased. An inability to attract and retain key personnel may impact our ability to continue and grow our operations.

Our officers and directors have fiduciary obligations to other companies and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our officers and directors have fiduciary obligations to other companies engaged in medical device business activities. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our business. As a result, a potential business opportunity may be presented by certain members of our board or management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in such a transaction.

Our business may suffer if we are unable to manage our growth.

If we fail to effectively manage our growth, our ability to execute our business strategy could be impaired. Any unanticipated rapid growth of our business may place a strain on our management, operations and financial systems. We need to ensure our existing systems and controls are adequate to support our business and its anticipated growth.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business. These factors include:

●	challenges associated with cultural differences, languages and distance;
●	differences in clinical practices, needs, products, modalities and preferences;
●	longer payment cycles in some countries;
●	credit risks of many kinds;
●	legal and regulatory differences and restrictions;
●	currency exchange fluctuations;
●	foreign exchange controls that might prevent us from repatriating cash earned in certain countries;
●	political and economic instability and export restrictions;
●	variability in sterilization requirements for multi-usage surgical devices;
●	potential adverse tax consequences;
●	higher cost associated with doing business internationally;
●	challenges in implementing educational programs required by our approach to doing business;
●	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;
●	adverse changes in laws and governmental policies, especially those affecting trade and investment;
●	health epidemics and /or pandemics, such as the epidemics resulting from the Ebola virus, or the enterovirus, or the avian influenza virus, or the pandemic resulting from a novel strain of a coronavirus designated “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”, which may adversely affect our workforce as well as our local suppliers and customers;
●	import or export licensing requirements imposed by governments;
●	differing labor standards;
●	differing levels of protection of intellectual property;
●	the threat that our operations or property could be subject to nationalization and expropriation;
●	varying practices of the regulatory, tax, judicial and administrative bodies in the jurisdictions where we operate; and
●	potentially burdensome taxation and changes in foreign tax.

Our business may be adversely affected by health epidemics and or pandemics, including the COVID-19 pandemic.

The COVID-19 pandemic may have an adverse impact on our operations, supply chains, and distribution systems and /or those of our contractors of our laboratory partner, and increase our expenses, including as a result of impacts associated with preventive and precautionary measures being taken, restrictions on travel, quarantine polices. Such adverse impact may include, for example, the inability of our employees and /or those of our contractors or laboratory partner to perform their work or curtail their services provided to us.

In addition, the COVID-19 pandemic has disrupted the United States’ healthcare and healthcare regulatory systems which could divert healthcare resources away from, or materially delay United States Food and Drug Administration (“FDA”) approval with respect to our products.

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

FDA defines an LDT as “an IVD product that is intended for clinical use and designed, manufactured and used within a single laboratory.” Thus, LDTs are considered “devices”, specifically IVD products, as defined by the FDCA. FDA has long maintained that it has clear regulatory authority over LDTs and could, therefore, require them to fully comply with the regulatory requirements governing device safety and effectiveness. FDA, however, has generally not enforced these regulatory requirements for LDTs and has generally not required LDTs to undergo FDA premarket review of analytical validity and clinical validity, as other IVD products must. For over a decade, FDA has expressed the opinion that its enforcement discretion was based on the fact that, historically, most LDTs were low-risk, and that it has become concerned about insufficient regulatory oversight over increasingly high-risk LDTs. FDA has also exercised enforcement discretion of elements of its “single laboratory” definition of LDTs which by strict interpretation would require the LDT to have been “designed” at the “single laboratory” and not transferred from another research or commercial laboratory. FDA has demonstrated its position that it has regulatory authority over all IVD products, by choosing to fully exercise its authority for certain classes of “single laboratory” IVD products which would satisfy its definition of an LDT, such as direct-to-consumer tests that do not involve a health care provider.

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

We perform the EsoGuard test in our own CLIA-certified commercial clinical laboratory, and like all clinical laboratories which perform non-research laboratory testing on human samples in the U.S., it is regulated by CMS through CLIA and associated federal regulations set forth in 42 CFR § 493, as well as through other federal and state laws and regulations. Federal CLIA requirements and laws of certain states impose certification requirements for clinical laboratories, establish standards for quality assurance and quality control, among other things. Some state laws restrict laboratory marketing activities, which may adversely affect our ability to market our laboratory services. Clinical laboratories are subject to inspection by regulators, and to sanctions for failing to comply with applicable requirements. Sanctions available under CLIA include prohibiting a laboratory from running tests, requiring a laboratory to implement a corrective plan, and imposing civil monetary penalties. If we fail to maintain CLIA-certification or otherwise meet the applicable requirements of federal or state law, that failure could adversely limit or prevent its ability to perform our EsoGuard test, or any other diagnostic tests which we may develop, license or acquire, affect any payor consideration of such tests, prevent their clearance or approval entirely, and/or interrupt the commercial sale and/or marketing of any such tests, cause us to incur significant expense to remedy this failure and otherwise negatively impact our business.

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

We intend to seek, as resources permit, distribution and marketing partners for one or more of the products we are developing in foreign countries. The approval procedures vary among countries and can involve additional clinical testing, and the time required to obtain approval may differ from that required to obtain FDA approval. Moreover, clinical studies or manufacturing processes conducted in one country may not be accepted by regulatory authorities in other countries. Approval by FDA does not ensure approval by regulatory authorities in other countries, and approval by one or more foreign regulatory authorities does not ensure approval by regulatory authorities in other foreign countries or by FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in others. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and even if we file, we may not receive necessary approvals to commercialize our products in any market.

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

Even if any of our clinical trials are completed as planned, it cannot be certain that study results will support product candidate claims or that FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical evaluation and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses or otherwise influence medical decisions in the manner we need to show to evidence the clinical utility of our product candidates, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues (in particular where evidence of clinical utility is a critical factor to payor’s decisions around reimbursement). It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

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

In this regard, we have been unable to successfully complete our clinical trials related to the EsoGuard test to generate clinical utility data showing that the results of the test influence’s provider decision making in providing medical care. As such clinical utility is important to decisions by payor’s to provide reimbursement for the test, continued delays in such trials will adversely impact our ability to commercialize the EsoGuard test and generate revenues from sales of the same.

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

We are also required to comply with FDA regulations, including with respect to our labeling and promotion activities. In addition, advertising of our tests is subject to regulation by the Federal Trade Commission, (“FTC”) and advertising of laboratory services is regulated by certain state laws. Violation of any FDA requirement could result in enforcement actions, such as seizures, injunctions, civil penalties and criminal prosecutions, and violation of any FTC or state law requirement could result in injunctions and other associated remedies, all of which could have a material adverse effect on our business. Most states also have similar regulatory and enforcement authority for devices. Additionally, most foreign countries have authorities comparable to FDA and processes for obtaining marketing approvals. Obtaining and maintaining these approvals, and complying with all laws and regulations, may subject us to similar risks and delays as those we could experience under FDA, FTC and state regulation. We incur various costs in complying and overseeing compliance with these laws and regulations.

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

We operate patient service centers where prescribing physicians can send patients for EsoGuard testing, including undergoing specimen collection using EsoCheck. These patient service centers are subject to federal and state regulations which may be burdensome, costly or difficult to comply with. Failure to comply with these regulations could result in sanctions, fines or other enforcement actions which may be costly, time-consuming and limit our ability to utilize them and adversely impact our business.

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

We have invested heavily in regulatory and compliance infrastructure in an effort to ensure compliance with this regulatory framework, however, we cannot guarantee that we will remain in compliance with these rules at all times. Our failure to comply with these regulations in the operation of these patient service centers or in managing the personnel interacting with patients at these centers could subject us to sanctions, fines or other enforcement actions. Responding to these actions may be costly and time-consuming and may require us to cease operations at these centers which may limit our commercialization efforts and adversely impact our business.

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

One element of our growth strategy is to expand EsoGuard commercialization across multiple channels, including DTC marketing. The logistics required to manage a patient’s journey through a DTC/telemedicine program, in a manner which is compliant with all applicable regulations, are complex and require very careful coordination between us and our third-party telemedicine and laboratory partners broadly operating within our quality management system. Our activities and the activities of our third-party partners on our behalf within this DTC/telemedicine program are subject to numerous federal and state regulations. The telemedicine provider itself may be subject to additional state regulations relating to the corporate practice of medicine, test orders, patient consents, medical necessity requirements and billing regulations. Telemedicine, and its specific use in conjunction with DTC, faces particularly intense scrutiny from regulators due to numerous cases of companies failing to operate in this space with a properly functioning regulatory and compliance infrastructure.

We cannot guarantee that our personnel or those of our third-party partners will comply with the applicable regulations at all times. If any such personnel fail to comply with regulations, we could face substantial penalties, sanctions, fines or prosecution and our business, operations and financial condition could be adversely affected.

Many aspects of our business, beyond the specific elements described above, are subject to complex, intertwined, costly and/or burdensome federal health care laws and regulations which may open to interpretation and be subject to varying levels of discretionary enforcement. If we fail to comply with these laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and do not expect to control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;
●	the U.S. Foreign Corrupt Practices Act, or “FCPA,” which prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business;
●	the federal False Claims Act, or “FCA,” which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government, and which may apply to entities like us which provide coding and billing advice to customers;
●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
●	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests;
●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information, and
●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

In addition to the risk of adverse reimbursement decisions, we also may experience material delays in obtaining such reimbursement decisions and payment for our EsoGuard test and EsoCheck device that are beyond our control. Further, there can be no assurance that CMS and other third-party payors who initially decide to cover our products will continue to do so. Coverage determinations and reimbursement rates are subject to change, including as a result of reimbursement rate adjustments under the Protecting Access to Medicare Act of 2014, (“PAMA”) as described below, and we cannot guarantee that even if we initially achieve coverage and adequate reimbursement rates, they will continue to be applicable to our products in the future. Furthermore, it is possible that Medicare or other federal payors that provide reimbursement for our tests may suspend, revoke or discontinue coverage at any time, may require co-payments from patients, or may reduce the reimbursement rates payable to us.

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

There likely will be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

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

Risks Associated with Our Relationship with PAVmed Inc.

PAVmed, owns a majority of our voting stock and thus may control certain actions requiring a stockholder vote.

PAVmed owns approximately 73% as of December 31, 2022 and 72% as of March 9, 2023 of our issued common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards). Thus, we are a majority-owned subsidiary of PAVmed, and PAVmed has a controlling financial interest. Accordingly, for the foreseeable future, PAVmed will control us and our corporate affairs. So long as PAVmed continues to control more than 50% of the voting control of our common stock, PAVmed will be able to direct the election of all the members of our board of directors. In addition, as long as PAVmed continues to control more than 50% of our common stock, PAVmed will have the ability to take stockholder action without the vote of any other stockholder and without having to call a stockholder meeting. Similarly, PAVmed will have the ability to prevent the approval of any action submitted to the stockholders. If PAVmed does not provide any requisite consent allowing us to take any such action when requested, we will not be able to engage in the related activities and, as a result, our business and our operating results may be harmed.

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

Certain conflicts of interest may arise between us and our affiliated companies, including PAVmed, and in some cases we have waived certain rights with respect thereto.

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

We cannot assure you that such services are not available at lower cost from third parties. Any payments made to PAVmed will reduce our cash flow and profits.

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

Our certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. There are 56,606,284 authorized but unissued shares of our common stock available for issuance as of March 9, 2023 (inclusive of granted but unvested restricted stock awards granted as of each such date under the Lucid Diagnostics 2018 Long-Term Incentive Equity Plan).

We have issued and expect to continue to issue equity awards, including stock options, under our 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”) and our Employee Stock Purchase Plan (the “Lucid Diagnostics Inc. ESPP”). In addition, in March 2022, we entered into a committed equity facility with an affiliate of Cantor. Under the terms of the facility, Cantor has committed to purchase up to $50 million in shares of our common shares stock from time to time at the our request. In August 2022, we entered into a sixth amendment to the management services agreement with PAVmed, pursuant to which PAVmed may elect to receive payment of the monthly fee under the management services agreement in cash or in shares of our common stock valued at a price based on the current market price, subject to a floor price and a maximum number of shares. In November 2022, we also entered into an “at-the-market offering” for up to $6.5 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor Fitzgerald & Co. Also in November 2022, we entered into the PBERA with PAVmed, pursuant to which PAVmed will continue to pay certain payroll and benefit-related expenses on our behalf and we will reimburse PAVmed, in cash or, subject to approval by each of our boards of directors, in shares of our common stock valued at a price based on the current market price, subject to a floor price and a maximum number of shares. Furthermore, in March 2023, we issued shares of Series A Preferred Stock that, in accordance with the terms thereof, could be converted into, in the aggregate, up to 9,782,750 million shares of our common stock.

In addition, we may issue a substantial number of additional shares of our common stock or preferred stock or incur indebtedness, or issue or incur a combination of common and preferred stock and indebtedness, to raise additional funds or in connection with any strategic acquisition or as compensation to our officers, directors, employees and consultants.

The issuance of additional shares of our common stock or any number of shares of our preferred stock, and the availability for sale of such shares in the public markets:

●	may significantly dilute the equity interest of our current investors;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stockholders;
●	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of some or all of our present officers and directors; and
●	may adversely affect prevailing market prices for our common stock.

Similarly, if we incur indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues were insufficient to pay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves, and any such covenant is breached without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and
●	our inability to conduct acquisitions, joint ventures or similar arrangements if the debt security contains covenants restricting such transactions or the funding thereof or requiring prior approval of the debt holders.

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

We will incur significantly increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an emerging growth company if we continue to take advantage of the exemptions available to us through the JOBS Act.

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

●	our Board of Directors will be divided into three classes with staggered three-year terms which may delay or prevent a change of our management or a change in control;
●	our Board of Directors will have the right to elect directors to fill a vacancy created by the expansion of our Board of Directors or the resignation, death or removal of a director, which will prevent stockholders from being able to fill vacancies on our Board of Directors;
●	our certificate of incorporation will not permit cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates; and
●	our stockholders will be required to provide advance notice and additional disclosures in order to nominate individuals for election to our Board of Directors or to propose matters that can be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Property

Our corporate offices are located at 360 Madison Avenue, 25th Floor, New York, NY 10017, which is leased through our parent corporation PAVmed Inc. The lease for this space is for seven years and eight months, starting on February 1, 2023, and may not be terminated prior to expiration of its stated term, except in limited circumstances due to misconduct by our landlord.

The Company has a lease agreement for its CLIA laboratory in California with 21,019 square feet, which has a remaining term of 2 years. We also have lease agreements for our Lucid Test Centers in various locations in Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Ohio, Oregon, Texas and Utah that in the aggregate approximate 11,429 square feet. At this time, we consider our facility space to be commensurate with our current operations. Notwithstanding, we may obtain additional office space in the future, as warranted by our business operations.

Effective with their respective lease commencement dates, subsequent to December 31, 2022, the Company has entered into additional lease agreements for additional Lucid Testing Centers (LTCs) with an aggregate of approximately 2,046 square feet.

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

Part II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is traded on the Nasdaq Global Market under the symbol “LUCD”.

Holders

As of March 9, 2023, there were 43,393,716 shares of our common stock issued. Our shares of common stock are held by an estimated 19 holders of record and we believe our shares of common stock are held by significantly more beneficial owners.

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

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q, and except as disclosed below, we did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended December 31, 2022.

On October 14, 2021, we completed our initial public offering (“IPO”) of our common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721). As of December 31, 2022, of the net proceeds of $64.4 million, approximately $43.7 million has been used, in a manner consistent with the use of proceeds set forth in the prospectus for our IPO, as follows: approximately $5.3 million of net repayments of Due To: PAVmed Inc.; approximately $5.0 million for the purchase of our laboratory equipment, software, and its operating expenses; and $33.4 million of working capital expenditures. None of the proceeds have been paid to any of our directors, officers, 10% stockholders, or affiliates, other than as described above.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, references herein to “we”, “us”, and “our”, and to the “Company” or “Lucid” are to Lucid Diagnostics Inc. and its subsidiaries LucidDx Labs Inc. (“LucidDx Labs”) and CapNostics, LLC (“CapNostics”).

Overview

Lucid Diagnostics Inc. (“Lucid”) is a commercial-stage medical diagnostics technology company focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, acid reflux or simply reflux, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”). References in this Form 10-K to “we,” “us” and “our” are to Lucid and, unless the context otherwise requires, its subsidiaries.

We believe that our flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent esophageal adenocarcinoma (“EAC”) deaths, through early detection of esophageal precancer in at-risk gastroesophageal reflux disease (“GERD,” also commonly known as chronic heartburn, acid reflux or simply reflux) patients.

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). The assay was evaluated in a 408-patient multicenter case-control study published in Science Translational Medicine and showed greater than 90% sensitivity and specificity at detecting esophageal precancer and all conditions along the BE-EAC spectrum, including on samples collected with EsoCheck (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848). EsoGuard is commercially available in the U.S. as a Laboratory Developed Test (LDT) performed at our CLIA-certified laboratory. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory, for testing and analyses using our proprietary EsoGuard NGS DNA assay.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of adenocarcinoma of the esophagus (“EAC”) and Barrett’s Esophagus (“BE”), including dysplastic BE and related pre-cursors to EAC in patients with chronic gastroesophageal reflux (“GERD”).

Recent Developments

Business

Status of Clinical Trials

We are currently seeking to accelerate our collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the approximately 400 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event (in respect of which we expect to publish results in the first half of 2023); an ongoing investigator-initiated, retrospective, single-center, study with 500 patients (in respect of which we expect to publish results mid-2023), a virtual-patient randomized controlled trial with intended recruitment of 100-200 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis before the end of 2023.

As previously disclosed, consequently, we have decided to delay for the time being the two previously commenced clinical trials, the “EsoGuard screening study” (“BE-1”) and the “EsoGuard case-control study” (“BE-2”), as we are devoting our clinical resources to the studies cited above, which we expect will more efficiently generate the clinical data we are currently prioritzing to drive EsoGuard commercialization.

LucidDx Labs Laboratory Operations Update

On February 14, 2023, we and our subsidiary, LucidDx Labs Inc., entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the MSA-RDx without cause. The termination was effective as February 10, 2023. Until the termination of the MSA-RDx, RDx had continued to provide certain testing and related services for the Laboratory in accordance with the terms of the MSA-RDx. Recently, however, we accelerated the development of internal resources necessary to operate the Laboratory entirely on its own. Accordingly, we believe that termination of the MSA-RDx will improve the efficiency of the performance of the EsoGuard assay.

Among other things, the MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the APA-RDx and the MSA-RDx to $725,000 (from the $3,450,000 that would otherwise have been payable under the APA and MSA if the MSA had remained in effect through the balance of its stated term), resulting in a net savings to us of $2,725,000. The payment was satisfied through the issuance of 553,436 shares of Lucid Diagnostics’ common stock on February 25, 2023. we were not required to make any cash payments in connection with the termination.

#CheckYourFoodTube Events

In January 2023, we successfully completed our first #CheckYourFoodTube Precancer Testing Event, in partnership with Rachelle Hamblin, M.D., M.P.H., and the San Antonio Fire Department (SAFD), to detect esophageal precancer in at-risk members of the department. The SAFD testing event was held over two weekends in January, which has been designated as Firefighter Cancer Awareness Month by the International Association of Fire Fighters (IAFF). A total of 391 members, nearly one-quarter of the department, who were deemed by Dr. Hamblin to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by our clinical personnel using EsoCheck. Firefighters with suspected esophageal precancer based on a positive EsoGuard result were identified, including some less than forty years of age, and will undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, to prevent progression to esophageal cancer. These events, which we look to expand across the country, are an extension of our expanding satellite Lucid Test Center (sLTC) program, which brings our precancer testing directly to patients—at their physician’s office and now at large testing day events. We demonstrated that our nurse practitioners can each perform up to fifty EsoCheck procedures in a day, and our laboratory team handled over two hundred incoming samples in a day, while maintaining turnaround times at target. These successes provide an excellent foundation for future testing events as we continue to drive EsoGuard commercialization using all the tools at our disposal.

Payroll and Benefit Expense Reimbursement Agreement

On November 30, 2022, PAVmed and we entered into a payroll and benefit expense reimbursement agreement (the “PBERA”). Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of our personnel on our behalf, and we have reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and we will continue to reimburse PAVmed for the same. The PBERA now provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by PAVmed’s and our boards of directors, in shares of our common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by PAVmed’s and our boards of directors (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event shall we issue any shares of our common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of our common stock would exceed the maximum number of shares of common stock that we may issue under the rules or regulations of The Nasdaq Stock Market LLC (“Nasdaq”), unless we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq for issuances of shares of our common stock in excess of such amount.

Financing

Series A Preferred Stock Offering

On March 7, 2023, we entered into subscription agreements for the sale of 13,625 shares of Series A preferred stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The terms of the Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (“SPA”) with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), pursuant to which we agreed to sell, and the Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Senior Convertible Note”). The issuance of the March 2023 Senior Convertible Note is subject to customary closing conditions.

The March 2023 Senior Secured Convertible Note would have a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The March 2023 Senior Convertible Note would be convertible into or otherwise paid in shares of the Company’s common stock.

Under the March 2023 Senior Convertible Note, the Company would be subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company would also be subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than an amount to be agreed upon.

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the facility, Cantor has committed to purchase up to $50 million of our common stock from time to time upon our request. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary capital on a periodic basis at prices based on the existing market price. Through December 31, 2022, 680,263 shares of our common stock were issued under this facility for total proceeds of $1.8 million.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the year ended December 31, 2022, there were no Lucid Diagnostics shares sold through their at-the-market equity facility. Subsequent to December 31, 2022, through March 9, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for approximately $0.3 million.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained. Additionally, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company and RDx, a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon the execution of an Asset Purchase Agreement between the Company’s wholly-owned subsidiary of LucidDx Labs Inc. and RDx.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales and marketing activities, as well as the portion of the MSA Fee allocated to sales and marketing expenses, which are principally employee related costs of PAVmed employees who are performing services for the Company. We anticipate our sales and marketing expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to our commercial sales and marketing operations as we execute on our business strategy.

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

The year ended December 31, 2022 as compared to the year ended December 31, 2021

Revenue

In the year ended December 31, 2022, revenue was $0.4 million as compared to $0.5 million in the prior year. The $0.1 million decrease principally relates to the termination of the EsoGuard Commercialization Agreement with RDx, as the Company transitioned to its own laboratory operations effective February 25, 2022. The decrease was partially offset by revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory for the year ended December 31, 2022.

Cost of revenue

In the year ended December 31, 2022, cost of revenue was approximately $3.6 million as compared to $0.6 million in the prior year. The $3.0 million increase principally related to:

●	approximately $0.6 million increase in compensation related costs as a result of an increase in headcount;
●	approximately $0.7 million increase in EsoCheck and EsoGuard supplies usage costs; and
●	approximately $1.7 million increase in laboratory operations costs.

Sales and marketing expenses

In the year ended December 31, 2022, sales and marketing costs were approximately $16.1 million, compared to $5.3 million in the prior year. The net increase of $10.8 million was principally related to:

●	approximately $8.1 million increase in compensation related costs principally as a result of an increase in headcount;
●	approximately $1.4 million increase in stock-based compensation from RSA grants to Lucid and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in headcount;
●	approximately $1.5 million increase in consulting and outside professional services fees and for EsoCheck and EsoGuard;
●	approximately $0.2 million increase general business expenses; and
●	approximately $0.4 million decrease in the MSA fee allocation from PAVmed due to less sales and marketing related activities incurred through PAVmed.

General and administrative expenses

In the year ended December 31, 2022, general and administrative costs were approximately $23.7 million, compared to $12.8 million in the prior year. The net increase of $10.9 million was principally related to:

●	approximately $0.6 million increase in compensation related costs principally as a result of an increase in headcount;
●	approximately $2.0 million increase in stock-based compensation from RSA grants to Lucid and PAVmed employees and non-employees, and an increase in stock options granted corresponding with the increase in headcount;
●	approximately $5.0 million increase in consulting services related to patents, regulatory compliance, legal processes for contract review, transition of public relations and investor relations firms, and public company expenses;
●	approximately $1.8 million increase in the MSA fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $1.5 million increase in general business expenses.

Results of Operations - continued

The year ended December 31, 2022 as compared to the year ended December 31, 2021 - continued

Research and development expenses

In the year ended December 31, 2022, research and development costs were approximately $11.5 million, compared to $9.3 million in the prior year. The net increase of $2.2 million was principally related to:

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

See our accompanying consolidated financial statements for each of: Note 5, Related Party Transactions, for a discussion of the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted stock awards and for a discussion of the MSA between Lucid Diagnostics and PAVmed; and Note 14, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan.

Amortization of Acquired Intangible Assets

In the year ended December 31, 2022, the amortization of acquired intangible assets was approximately $1.6 million as compared to no intangible asset amortization in the prior year. The increase was principally related to the purchase of laboratory licenses and certifications and laboratory information management software in Q1 2022 and the amortization of a defensive asset.

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard. We are expanding commercialization across multiple sales channels, including: the communication to and education of medical practitioners and clinicians regarding EsoGuard; and the establishment of Lucid Diagnostics Test Centers for the collection of cell samples using EsoCheck. Additionally, we are developing expanded clinical evidence to support insurance reimbursement adoption by government and private insurers. Further, as resources permit, the Company also intends to pursue development of other products and services, including EsoCure, an Esophageal Ablation Device.

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

Prior to our initial public offering (“IPO”) of our common stock in October 2021, our operations were funded by PAVmed, inclusive of providing working capital cash advances and the payment of certain operating expenses on our behalf. Additionally, certain of our operations continue to be managed by PAVmed personnel, for which we incur expense according to the provisions of a MSA between us and PAVmed. See Note 5, Related Party Transactions, for a discussion of the MSA.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We expect to continue to experience recurring losses from operations and will continue to fund our operations with debt and equity financing transactions. Notwithstanding, however, with our cash on-hand as of the date hereof and committed equity sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s consolidated financial statements, as included herein in this Form 10-K.

Series A Preferred Stock Offering

On March 7, 2023, we entered into subscription agreements for the sale of 13,625 shares of Series A preferred stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The terms of the Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (“SPA”) with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), pursuant to which we agreed to sell, and the Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Senior Convertible Note”). The issuance of the March 2023 Senior Convertible Note is subject to customary closing conditions.

The March 2023 Senior Secured Convertible Note would have a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The March 2023 Senior Convertible Note would be convertible into or otherwise paid in shares of the Company’s common stock.

Under the March 2023 Senior Convertible Note, the Company would be subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company would also be subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than an amount to be agreed upon.

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with Cantor. Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. As of December 31, 2022, under the committed equity facility, a total of 680,263 shares of common stock of the Company were issued for proceeds of approximately $1.8 million.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. In the year ended December 31, 2022, there were no shares sold through their at-the-market equity facility. Subsequent to December 31, 2022, through March 9, 2023, Lucid Diagnostics sold 230,068 shares through its at-the-market equity facility for approximately $0.3 million.

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

In accordance with the MSA, on November 30, 2022 PAVmed has elected to receive payment of $1.65 million in aggregated monthly fees under the MSA through the issuance of 750,818 shares of Lucid Diagnostics Inc. Common Stock.

On November 30, 2022, the Company and PAVmed entered into a payroll and benefit expense reimbursement agreement (the “PBERA”). Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of the Company’s personnel on behalf of the Company, and the Company has reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and the Company will continue to reimburse PAVmed for the same. The PBERA now provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by the board of directors of each of PAVmed and the Company, in shares of the Company’s common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by the board of directors of each of PAVmed and the Company (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event shall the Company issue any shares of its common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of its common stock would exceed the maximum number of shares of common stock that the Issuer may issue under the rules or regulations of The Nasdaq Stock Market LLC (“Nasdaq”), unless the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq for issuances of shares of its common stock in excess of such amount. In accordance with the PBERA, on November 30, 2022, PAVmed elected for the Company to reimburse PAVmed for $2.7 million in accrued and unreimbursed payroll and benefit-related expenses paid by PAVmed on behalf of the Company through the third quarter of 2022 through the issuance of 1,479,326 shares of the Company’s common stock.

As previously disclosed, on October 5, 2021, PAVmed Subsidiary Corp., a wholly owned subsidiary of PAVmed (“PAVmed Sub”), acquired 100% of the outstanding membership interest of CapNostics, LLC from a third party, for a purchase price of approximately $2.1 million. Also as previously disclosed, effective as of April 1, 2022, pursuant to an assignment agreement (as amended and supplemented to date, the “CapNostics Assignment Agreement”) between PAVmed Sub and the Company, PAVmed Sub assigned the interests to the Company and, in consideration for the interests, the Company agreed to pay to PAVmed Sub an amount in cash equal to the purchase price paid by PAVmed Sub to the third party. On November 30, 2022, pursuant to a supplement to the CapNostics Assignment Agreement, the Company, PAVmed Sub and PAVmed agreed that the Company would pay the price for the interests through the issuance to PAVmed of 1,145,086 shares of the Company’s common stock.

As of December 31, 2022, we had a Due To: PAVmed Inc. payment obligation liability of an aggregate of approximately $5.0 million payable for the reimbursement of employee related costs and certain operating expenses paid by PAVmed on our behalf. See our accompanying consolidated financial statements Note 6, Due To PAVmed Inc.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed Inc. 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2022 and 2021;

●	With respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, the expected stock price volatility was based on the historical stock price volatility of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2022 and 2021;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of Lucid Diagnostics Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan is as follows: (i) for the period October 14, 2021 to December 31, 2022 it is its quoted closing price per share; and (ii) for the period January 1, 2021 to October 14, 2021, it was estimated using a probability-weighted average expected return methodology (“PWERM”), which involves the determination of equity value under various exit scenarios and an estimation of the return to the common stockholders under each scenario.

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

Effective December 31, 2021, the Company adopted FASB ASC Topic 842, Leases, (“ASC 842”). ASC 842 established a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company’s adoption of ASC 842 did not have an effect on the Company’s consolidated financial statements. See Note 10, Leases.

Off-Balance sheet arrangements

We do not have any off-balance sheet arrangements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13(a)-15(f). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the U.S.

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and;

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements.

Due to its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, so actions will be taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2022.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC to permit us to provide only management’s report in this Form 10-K.

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents filed as a part of the report:

(1)	The following financial statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
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

(3)	The following exhibits:

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1‡	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc.	8-K	2.1	3/3/2022
3.1.1	Amended and Restated Certificate of Incorporation	S-1/A	3.1	10/7/2021
3.1.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K (Preferred Offering)	3.1	3/13/2023
3.2	Amended and Restated Bylaws	S-1/A	3.2	10/7/2021
4.1	Description of Registrant’s Securities	*
4.2	Common Stock Certificate	S-1/A	4.1	10/7/2021
10.1#	Lucid Diagnostics Inc. Amended and Restated 2018 Long-Term Incentive Equity Plan.	S-8		2/10/2023
10.2†	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.	S-1/A	10.2	10/1/2021
10.3	License Agreement, dated as of May 20, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.3	10/1/2021
10.4.1	Management Services Agreement, dated as of May 12, 2018, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.1	10/7/2021
10.4.2	Amendment to Management Services Agreement, dated as of March 1, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.2	10/7/2021
10.4.3	Second Amendment to Management Services Agreement, dated as of June 5, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.3	10/7/2021
10.4.4	Third Amendment to Management Services Agreement, dated as of July 20, 2020, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.4	10/7/2021
10.4.5	Fourth Amendment to Management Services Agreement, dated as of February 1, 2021, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.5	10/7/2021
10.4.6	Fifth Amendment to Management Services Agreement, dated as of November 10, 2021, by and between PAVmed Inc. and Lucid Diagnostics Inc.	*
10.4.7	Sixth Amendment to Management Services Agreement, dated as of August 11, 2022, by and between PAVmed Inc. and Lucid Diagnostics Inc.	8-K	10.1	12/2/2022
10.5	Payroll and Benefit Expense Reimbursement Agreement, dated as of November 30, 2022, by and between PAVmed Inc. and Lucid Diagnostics Inc.	*
10.6	Consulting Agreement, dated as of May 12, 2021, by and between Lucid Diagnostics Inc. and Sanford Markowitz, M.D.	S-1/A	10.5.2	10/7/2021

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.7	Consulting Agreement, dated as of May 12, 2021, by and between Lucid Diagnostics Inc. and Amitabh Chak, M.D.	S-1/A	10.6.2	10/7/2021
10.8	Consulting Agreement, dated as of May 12, 2021, by and between Lucid Diagnostics Inc. and Joseph Willis, M.D.	S-1/A	10.7.2	10/7/2021
10.9#	Form of Stock Option Agreement.	*
10.10#	Form of Indemnification Agreement.	S-1/A	10.9	10/8/2021
10.11	Quality & Manufacturing Master Services Agreement, dated as of September 1, 2021, by and between Coastline International, Inc. and Lucid Diagnostics Inc.	S-1/A	10.11	10/1/2021
10.12#	Form of Restricted Stock Agreement.	S-1/A	10.12#	10/8/2021
10.13#	Employment Agreement with Lishan Aklog, M.D.	8-K	10.1	1/20/2022
10.14#	Employment Agreement with Dennis M. McGrath	8-K	10.2	1/20/2022
10.15#	Employment Agreement with Shaun O’Neil	8-K	10.1	3/23/2022
10.16#	Employment Agreement with Michael Gordon	*
10.17	Management Services Agreement, dated as of February 25, 2022, by and between LucidDx Labs Inc. and ResearchDx, Inc.	8-K	10.1	3/3/2022
10.18	Termination Agreement, dated as of February 10, 2023, by and among Lucid Diagnostics Inc., LucidDx Labs Inc. and ResearchDx, Inc.	*
10.19.1‡	Common Stock Purchase Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K	10.1	4/1/2022
10.19.2‡	Registration Rights Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K	10.2	4/1/2022
10.20	Controlled Equity OfferingSM, dated as of November 23, 2022, by and between Cantor Fitzgerald & Co. and Lucid Diagnostics Inc.	S-3	1.2	11/23/2022
10.21	Registration Rights Agreement, dated as of March 7, 2023, by and between Lucid Diagnostics Inc. and the purchasers of Series A Preferred Stock party thereto	8-K (Preferred Offering)	10.1	3/13/2023
10.22#	Lucid Diagnostics Inc. Employee Stock Purchase Plan	S-8	10.1	3/15/2022
14.1	Code of Ethics	*
21.1	List of Subsidiaries	*
23.1	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.	*
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	*

* Filed herewith.

# Indicates management contract or compensatory plan.

† Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

‡ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant hereby undertakes to furnish a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Lucid Diagnostics Inc.

March 13, 2023	By:	/s/ Dennis M McGrath
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 13, 2023
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	President	March 13, 2023
Dennis M. McGrath	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Stanley N. Lapidus	Vice Chairman	March 13, 2023
Stanley N. Lapidus	Director

/s/ Debra J. White	Director	March 13, 2023
Debra J. White

/s/ James L. Cox, M.D.	Director	March 13, 2023
James L. Cox, M.D.

/s/ Jacque J. Sokolov, M.D.	Director	March 13, 2023
Jacque J. Sokolov, M.D.

/s/ Ronald M. Sparks	Director	March 13, 2023
Ronald M. Sparks

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lucid Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lucid Diagnostics Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 13, 2023

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$22,474	$53,656
Accounts receivable	17	200
Prepaid expenses, deposits, and other current assets	1,865	3,447
Total current assets	24,356	57,303
Fixed assets, net	1,592	971
Operating lease right-of-use assets	2,008	—
Intangible assets, net	3,445	—
Other assets	1,108	725
Total assets	$32,509	$58,999
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,056	$1,490
Accrued expenses and other current liabilities	1,447	1,113
Operating lease liabilities, current portion	962	—
Due To: PAVmed Inc. - MSA Fee and operating expenses	4,960	1,657
Total current liabilities	8,425	4,260
Operating lease liabilities, less current portion	1,037	—
Total liabilities	9,462	4,260
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 40,518,792 and 34,917,907 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	41	35
Additional paid-in capital	121,081	96,608
Accumulated deficit	(98,075)	(41,904)
Total Stockholders’ Equity	23,047	54,739
Total Liabilities and Stockholders’ Equity	$32,509	$58,999

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Year Ended December 31,
	2022	2021
Revenue	$377	$500
Operating expenses:
Cost of revenue	3,614	585
Sales and marketing	16,134	5,260
General and administrative	23,685	12,778
Amortization of acquired intangible assets	1,649	—
Research and development	11,466	9,296
Total operating expenses	56,548	27,919
Net loss from operations	(56,171)	(27,419)
Other income (expense):
Interest expense - Senior Unsecured Promissory Note	—	(659)
Other income (expense), net	—	(659)
Loss before provision for income tax	(56,171)	(28,078)
Provision for income taxes	—	—
Net loss	$(56,171)	$(28,078)
Net loss per share - basic and diluted	$(1.55)	$(1.51)
Weighted average common shares outstanding, basic and diluted	36,172,421	18,603,619

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEARS ENDED December 31, 2022 and 2021

(in thousands except number of shares and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2020	14,114,707	$14	$294	$(13,826)	$(13,518)
Issue of common stock - conversion of Senior Unsecured Promissory Note	15,803,200	16	22,384	—	22,400
Issuance of common stock - IPO, net of fees	5,000,000	5	64,331	—	64,336
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	9,134	—	9,134
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	465	—	465
Net loss	—	—	—	(28,078)	(28,078)
Balance as of December 31, 2021	34,917,907	$35	$96,608	$(41,904)	$54,739
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	965,341	1	694	—	695
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	13,859	—	13,859
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	1,132	—	1,132
Vest - restricted stock awards	169,320	—	—	—	—
CapNostics, LLC transfer	—	—	(211)	—	(211)
APA-RDx - Installment Payment	326,701	—	653	—	653
Issuance - Committed Equity Facility, net of financing charges	680,263	1	1,766	—	1,767
Purchase - Employee Stock Purchase Plan	84,030	—	109	—	109
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	3,375,230	4	6,471	—	6,475
Net loss	—	—	—	(56,171)	(56,171)
Balance as of December 31, 2022	40,518,792	$41	$121,081	$(98,075)	$23,047

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(56,171)	$(28,078)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,936	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	13,859	9,134
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	1,132	465
APA-RDx: Issue common stock - settle installment payment	653	—
Changes in operating assets and liabilities:
Accounts receivable	183	(200)
Prepaid expenses and other current assets	1,163	(2,088)
Accounts payable	(445)	(665)
Accrued expenses and other current liabilities	333	926
Accrued CWRU License Agreement Fee	—	(223)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	7,672	3,057
Net cash flows used in operating activities	(29,685)	(17,668)

Cash flows from investing activities
Purchase of equipment	(908)	(862)
Asset acquisition	(3,200)	—
Net cash flows used in investing activities	(4,108)	(862)

Cash flows from financing activities
Proceeds – issue of common stock – initial public offering	—	70,000
Proceeds – issue of common stock – Committed Equity Facility	1,807	—
Payment – offering costs – initial public offering	—	(5,664)
Proceeds – exercise of stock options	695	—
Proceeds – issue common stock – Employee Stock Purchase Plan	109	—
Proceeds – Due To: PAVmed Inc. - working capital cash advances	—	7,739
Net cash flows provided by financing activities	2,611	72,075

Net increase (decrease) in cash	(31,182)	53,545
Cash, beginning of period	53,656	111
Cash, end of period	$22,474	$53,656

See accompanying notes to the consolidated financial statements.

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

The Amended CWRU License Agreement (as did the predecessor CWRU License Agreement) provides for the exclusive worldwide license of the intellectual property rights for the proprietary technologies of two distinct technology components - the “EsoCheck Cell Collection Device” referred to as “EsoCheck®”; and a panel of proprietary methylated DNA biomarkers, a laboratory developed test (“LDT”), referred to as “EsoGuard®”; and together are collectively referred to as the “EsoGuard Technology”. See Note 4, Patent License Agreement - Case Western Reserve University, for a further discussion of the Amended CWRU License Agreement.

The EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread screening tool to prevent esophageal adenocarcinoma (“EAC”) deaths, through early detection of esophageal precancer in at-risk gastroesophageal reflux disease (“GERD,” also commonly known as chronic heartburn, acid reflux or simply reflux) patients.

Since its inception, the Company has advanced the proprietary technologies underlying EsoGuard and EsoCheck from the academic research laboratory to commercial diagnostic tests and devices with scalable manufacturing capacity. The Company is presently focused on expanding commercialization across multiple sales channels, including: the communication and education of medical practitioners and clinicians of EsoGuard; and establishing “Lucid Diagnostics Test Centers” for the collection of cell samples using EsoCheck. Recently, the American Gastroenterological Association (“AGA”) and the American College of Gastroenterology (“ACG”) updated its clinical practice guidelines to now support Lucid’s EsoCheck Cell Collection Device and EsoGuard Esophageal DNA Test as an acceptable alternative to endoscopy.Both guidelines expand the addressable market opportunity for these products to now affirmatively include screening women. The AGA updated guideline further expands the target population for the first time to include asymptomatic patients who otherwise present with the certain risk factors. Additionally, the Company is developing expanded clinical evidence to support insurance reimbursement adoption by government and private insurers. Further, as resources permit, the Company also intends to pursue development of other products and services, including EsoCure™, an esophageal ablation device.

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

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries, LucidDx Labs Inc and CapNostics LLC. All intercompany transactions and balances have been eliminated in consolidation. Lucid Diagnostics Inc. (“the Company”) is a majority-owned consolidated subsidiary of PAVmed Inc., which has a majority equity ownership interest and has financial control of Lucid Diagnostics Inc. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

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

The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and committed equity sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s consolidated financial statements, as included herein in this Annual Report on Form 10-K for the period ended December 31, 2022. See Note 18, Subsequent Events, for a discussion of the certain financing activities following December 31, 2022.

Note 2 — Summary of Significant Accounting Policies - continued

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

When the Company does not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon delivery of patient EsoGuard test results to the ordering healthcare provider. As such, the Company recognizes revenue up to the amount of variable consideration not subject to a significant reversal until additional information is obtained or the uncertainty associated with additional payments or refunds, if any, is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in estimated expected variable consideration, with the change in estimate recognized in the period of such revised estimate. With respect to a contracted service arrangement, the fixed consideration revenue is recognized on an as-billed basis upon delivery of the laboratory test report with realization of such fixed consideration deemed probable based upon actual historical experience.

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

Note 2 — Summary of Significant Accounting Policies - continued

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Additions and improvements are capitalized, including direct and indirect costs incurred to validate equipment and bring to working conditions. The costs for maintenance and repairs are expensed as incurred.

Leases

The Company adopted FASB ASC Topic 842, Leases, (“ASC 842”) effective December 31, 2021. All significant lease agreements and contractual agreements with embedded lease agreements are accounted for under the provisions of ASC 842, wherein, if the contractual arrangement: involves the use of a distinct identified asset; provides for the right to substantially all the economic benefits from the use of the asset throughout the contractual period; and provides for the right to direct the use of the asset. A lease agreement is accounted for as either a finance lease (generally with respect real estate) or an operating lease (generally with respect to equipment). Under both a finance lease and an operating lease, the Company recognizes as of the lease commencement date a lease right-of-use (“ROU”) asset and a corresponding lease payment liability.

A lease ROU asset represents the Company’s right to use an underlying asset for the lease term, and the lease liability represents its contractual obligation to make lease payments. The lease ROU asset is measured at the lease commencement date as the present value of the future lease payments plus initial direct costs incurred. The Company recognizes lease expense of the amortization of the lease ROU asset for an operating lease on a straight-line basis over the lease term; and for financing leases on a straight-line basis unless another basis is more representative of the pattern of economic benefit. The operating ROU asset also includes any lease incentives received for improvements to leased property, when the improvements are lessee-owned. For improvements to leased property that are lessor-owned, the Company includes amounts the Company incurred for the improvements as ROU assets which are amortized on a straight-line basis over the life of the lease.

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

Intangible Assets

Purchased intangible assets are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful life. See Note 11, Intangible Assets, net, for further information with respect to purchased intangible assets.

Impairment - Long Lived Assets

The Company reviews its long-lived assets, including intangible assets with finite lives, for recoverability whenever events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. The Company evaluates assets for potential impairment by comparing estimated future undiscounted net cash flows to the carrying amount of the asset. If the carrying amount of the assets exceeds the estimated future undiscounted cash flows, impairment is measured based on the difference between the carrying amount of the assets and fair value which is generally an expected present value cash flow technique. The assessment and determination of the existence of an impairment indicator comprises measurable operating performance criteria as well as qualitative factors deemed relevant and appropriate to such evaluation.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed Inc. 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2022 and 2021;

Note 2 — Summary of Significant Accounting Policies - continued

●	With respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, the expected stock price volatility was based on the historical stock price volatility of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2022 and 2021;

●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,

●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of Lucid Diagnostics Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan is as follows: (i) for the period October 14, 2021 to December 31, 2022 it is its quoted closing price per share; and (ii) for the period January 1, 2021 to October 14, 2021, it was estimated using a probability-weighted average expected return methodology (“PWERM”), which involves the determination of equity value under various exit scenarios and an estimation of the return to the common stockholders under each scenario.

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

As of December 31, 2022 and December 31, 2021, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

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

Note 2 — Summary of Significant Accounting Policies - continued

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2022 and 2021.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2022, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2022 and December 31, 2021 or recognized during the years ended December 31, 2022 and 2021. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

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

Note 2 — Summary of Significant Accounting Policies - continued

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation, which includes presenting costs of revenue within operating expenses on the statements of operations, in the consolidated financial statements and accompanying notes to the consolidated financial statements. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

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

Effective December 31, 2021, the Company adopted FASB ASC Topic 842, Leases, (“ASC 842”). ASC 842 established a right-of-use (“ROU”) model requiring a lessee to recognize a ROU asset and a lease liability for all leases with terms greater-than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company’s adoption of ASC 842 did not have an effect on the Company’s consolidated financial statements. See Note 10, Leases.

Note 3 — Revenue from Contracts with Customers

EsoGuard Commercialization Agreement

The Company entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its former commercial laboratory service provider, ResearchDx Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement was on a month-to-month basis and was terminated on February 25, 2022 upon the execution of an asset purchase agreement (“APA”) dated February 25, 2022, between LucidDx Labs Inc., a wholly-owned subsidiary of Lucid Diagnostics Inc., and RDx, with such agreement further discussed in Note 7, Asset Purchase Agreement and Management Services Agreement.

Revenue Recognized

In the years ended December 31, 2022 and December 31, 2021, the Company recognized total revenue of $377 and $500, respectively. The Company recognized revenue of $188 resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. In addition, the Company’s revenue for the year ended December 31, 2022, includes $189 of revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee. In the year ended December 31, 2021, the Company recognized total revenue of $500 under the EsoGuard Commercialization Agreement.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the year ended December 31, 2022, the cost of revenue was $3,614 and was primarily related to costs for our laboratory operations and EsoCheck device supplies, however also includes $369 reflecting costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022. In the year ended December 31, 2021, the cost of revenue was $585, which solely related to the EsoGuard Commercialization Agreement.

Note 4 — Patent License Agreement - Case Western Reserve University

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

Patent Fees Reimbursement

Lucid Diagnostics Inc. is responsible for reimbursement of certain CWRU billed patent fees. See Note 5, Related Party Transactions, for patent fee reimbursement payments paid to CWRU in the years ended December 31, 2022 and 2021.

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

The base minimum annual royalty fee is $50 commencing January 1 following the first anniversary of the “First Commercial Sale” of a “Licensed Product” (as such terms are defined in the Amended CWRU License Agreement). The minimum annual royalty fee increases to each of: $150 if the annual “Net Sales” (as defined in the Amended CWRU License Agreement) exceed $25.0 million up to $50.0 million; $300 if annual Net Sales exceed $50.0 million up to $100.0 million; and $600 if annual Net Sales exceed $100.0 million. The Company recognized a 5.0% royalty fee payment liability as of December 31, 2022 and 2021 with respect to the revenue recognized under the EsoGuard Commercialization Agreement, dated August 1, 2021, between Lucid Diagnostics Inc. and Research Dx Inc. The Company recorded a royalty expense of $23 and $25 for the years ended December 31, 2022 and 2021, respectively.

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

Consulting Agreements with Physician Inventors - Intellectual Property - CWRU License Agreement

Lucid Diagnostics Inc. entered into consulting agreements with each of the three physician inventors of the intellectual property licensed under the Amended CWRU License Agreement (“Physician Inventors”), with each such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided, and an expiration date of May 12, 2024, upon each of the respective the agreements’ renewal effective May 12, 2021. Additionally, each of the Physician Inventors have been granted stock options and restricted stock awards under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan; and stock options under the PAVmed Inc. 2014 Long-Term Incentive Equity Plan. See Note 5, Related Party Transactions, with respect to the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted awards discussed above; and Note 14, Stock-Based Compensation, for information regarding each of the “Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan” and the separate “PAVmed Inc. 2014 Long-Term Incentive Equity Plan”.

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

	Years Ended December 31,
	2022	2021
Cost of Revenue
CWRU – Royalty Fees	$23	$25

General and Administrative Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	69	10
Stock-based compensation expense – Physician Inventors’ restricted stock awards	1,095	910

Research and Development Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	209	195
Fees - Physician Inventors’ consulting agreements	44	29
Sponsored research agreement	6	—
Stock-based compensation expense – Physician Inventors’ stock options	203	169
Total Related Party Expenses	$1,649	$1,338

PAVmed Inc. - Management Services Agreement

The Company’s daily operations are managed by personnel employed by PAVmed Inc., for which Lucid Diagnostics Inc. incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed Inc. The MSA does not have a termination date, but may be terminated by the Lucid Diagnostics Inc. board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed Inc. personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of Lucid Diagnostics Inc. and PAVmed Inc. On August 11, 2022, the respective Company’s boards of directors approved a sixth amendment to the MSA to increase the MSA Fee to $550 per month from $390 per month, with such increase effective on a prospective basis that commenced July 1, 2022. Pursuant to the sixth amendment, the parties agreed PAVmed Inc. may elect to receive payment of the monthly MSA Fee in cash or in shares of common stock of the Company, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed Inc. be entitled to receive under the MSA, as amended, more than 7,709,836 shares of common stock the Company (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the sixth amendment). The shares that may be issued under the MSA, as amended, are being offered and sold in transactions exempt from registration under the Securities Act of 1933, as amended, in reliance on the exemption afforded under Section 4(a)(2) thereof.

In accordance with the MSA, on November 30, 2022 PAVmed elected to receive payment of $1,650 in aggregate monthly fees under the MSA through the issuance of 750,818 shares of Lucid Diagnostics Inc. Common Stock.

Note 5 — Related Party Transactions - continued

The MSA Fee expense classification in the consolidated statement of operations for the periods noted is as follows:

	Years Ended December 31,
	2022	2021
Cost of Revenues	$—	$61
Sales & Marketing	1,043	1,406
General & Administrative	3,066	1,255
Research & Development	1,531	908
Total MSA Fee	$5,640	$3,630

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

Other Related Party Transactions

Lucid Diagnostics Inc. previously entered into a consulting agreement with Stanley N. Lapidus, effective June 2020 with such consulting agreement providing for compensation on a contractual rate per hour for consulting services provided. In July 2021, Mr. Lapidus was appointed as Vice Chairman of the Board of Directors of Lucid Diagnostics Inc. Lucid Diagnostics Inc. recognized general and administrative expense of $21 in the year ended December 31, 2021 in connection with the consulting agreement.

Note 6 — Due To PAVmed Inc.

The aggregate Due To: PAVmed Inc. for the periods indicated is summarized as follows:

	Principal Senior Unsecured Promissory Note	Interest Unsecured Senior Promissory Note	Working Capital Cash Advances	PAVmed Inc. OBO Payments	Employee- Related Costs	MSA Fees	Total
Balance - December 31, 2020	$—	$—	$8,200	$2,361	$—	$2,700	$13,261
MSA fees	—	—	—	—	—	3,630	3,630
On Behalf Of (OBO) activities	—	—	7,739	984	—	—	8,723
ERC - Payroll & Benefits	—	—	—	—	1,037	—	1,037
Promissory Note Issuance	22,400	—	(15,939)	(2,411)	—	(4,050)	—
Conversion of Promissory Note to LUCD Common Stock	(22,400)	—	—	—	—	—	(22,400)
Interest on Promissory Note	—	659	—	—	—	—	659
Cash payments to PAVmed Inc.	—	(659)	—	(314)	—	(2,280)	(3,253)
Balance - December 31, 2021	$—	$—	$—	$620	$1,037	$—	$1,657

	CapNostics, LLC Transfer	PAVmed Inc. OBO Payments	Employee- Related Costs	MSA Fees	Total
Balance - December 31, 2021	$—	$620	$1,037	$—	$1,657
MSA fees	—	—	—	5,640	5,640
On Behalf Of (OBO) activities	—	1,263	—	—	1,263
ERC - Payroll & Benefits	—	—	10,204	—	10,204
CapNostics, LLC transfer	2,105	—	—	—	2,105
Cash payments to PAVmed Inc.	—	(1,599)	(5,495)	(2,340)	(9,434)
Payment to PAVmed Inc. settled in LUCD stock	$(2,105)	$—	$(2,720)	$(1,650)	(6,475)
Balance - December 31, 2022	$—	$284	$3,026	$1,650	$4,960

CapNostics, LLC

On October 5, 2021, PAVmed Subsidiary Corp, a wholly-owned subsidiary of PAVmed Inc., acquired 100% of the outstanding membership interest of CapNostics, LLC (“CapNostics”), an unrelated third-party, for total (gross) purchase consideration of approximately $2.1 million in cash, paid at the closing of the transaction. Subsequently, effective April 1, 2022, PAVmed Subsidiary Corp and the Company entered into an agreement pursuant to which PAVmed Subsidiary Corp assigned to Lucid Diagnostics Inc. 100% of the membership interest in CapNostics, LLC, resulting in the recognition by the Company principally of an acquired defensive technology intangible asset, and a $2.1 million payment obligation Due To: PAVmed Inc. Additionally, Lucid Diagnostics Inc. was also assigned on a prospective basis effective April 1, 2022, the consulting agreement with the previous principal owner of CapNostics, LLC. The transfer was accounted for as entities under common control. See Note 11, Intangible Assets, net, with respect to the transferred intangible asset.

On November 30, 2022, pursuant to a supplement to the CapNostics Assignment Agreement, the Company, PAVmed Sub and PAVmed agreed that the Company would pay the price for the interests through the issuance to PAVmed of 1,145,086 shares of the Company’s common stock.

Payroll and Benefit Expense Reimbursement Agreement (“PBERA”)

On November 30, 2022, the Company and PAVmed entered into a payroll and benefit expense reimbursement agreement (the “PBERA”). Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of the Company’s personnel on behalf of the Company, and the Company has reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and the Company will continue to reimburse PAVmed for the same. The PBERA now provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by the board of directors of each of PAVmed and the Company, in shares of the Company’s common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by the board of directors of each of PAVmed and the Company (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event shall the Company issue any shares of its common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of its common stock would exceed the maximum number of shares of common stock that the Issuer may issue under the rules or regulations of The Nasdaq Stock Market LLC (“Nasdaq”), unless the Company obtains the approval of its stockholders as required by the applicable rules of the Nasdaq for issuances of shares of its common stock in excess of such amount. In accordance with the PBERA, on November 30, 2022, PAVmed elected for the Company to reimburse PAVmed for $2,719 in accrued and unreimbursed payroll and benefit-related expenses paid by PAVmed on behalf of the Company through the third quarter of 2022 through the issuance of 1,479,326 shares of the Company’s common stock.

Note 6 — Due To PAVmed Inc. - continued

Management Services Agreement

In accordance with the MSA, on November 30, 2022 PAVmed has elected to receive payment of $1,650 in monthly fees under the MSA through the issuance of 750,818 shares of Lucid Diagnostics Inc. Common Stock. For further information about the MSA, see Note 5, Related Party Transactions.

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

Note 7 — Asset Purchase Agreement and Management Services Agreement

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

The total purchase price consideration payable under the APA-RDx is a face value of $3,200 comprised of three contractually specified periodic payments. The APA-RDx is being accounted for as an asset acquisition, with the recognition of an intangible asset of approximately $3,200, which is included in “Intangible assets, net” on the accompanying consolidated balance sheet, as further discussed in Note 11, Intangible Assets, net. In the year ended December 31, 2022, a total of $3,200 of cash was paid with respect to the periodic payments.

Additionally, the APA-RDx requires the Company to pay a total of $3,000 to be paid as twelve (12) equal installment payments commencing May 25, 2022 and then on each three month anniversary thereof, inclusive of a final installment payment on February 25, 2025, with such installment payments recognized as current period expense as incurred. In the year ended December 31, 2022, as provided for in the APA-RDx, installment payments were settled with the issuances of 326,701 shares of common stock of Lucid Diagnostics Inc., with such shares having fair values of $653 (with the fair value measured as the quoted closing price on the dates the shares were issued), which was recognized as a current period expense included in general and administrative expenses in the accompanying consolidated statement of operations.

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

Note 7 — Asset Purchase Agreement and Management Services Agreement - continued

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

Termination of Management Services Agreement and Modification of Other Payment Obligations - ResearchDx Inc

On February 14, 2023, through LucidDx Labs Inc, the Company entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the MSA-RDx without cause. The termination was effective as February 10, 2023. Until the termination of the MSA-RDx, RDx had continued to provide certain testing and related services for the Laboratory in accordance with the terms of the MSA-RDx.

The MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the APA-RDx and the MSA-RDx to $725. The payment was satisfied through the issuance of 553,436 shares of the Company’s common stock in February 2023. The Company was not required to make any cash payments in connection with the termination.

Note 8 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2022	December 31, 2021
Advanced payments to service providers and suppliers	$371	$260
Prepaid insurance	52	1,578
Deposits	1,331	1,116
EsoCheck cell collection supplies	59	434
EsoGuard mailer supplies	52	59
Total prepaid expenses, deposits and other current assets	$1,865	$3,447

Note 9 — Fixed Assets

Fixed assets, less accumulated depreciation, consisted of the following as of:

	Estimated Useful Life	December 31, 2022	December 31, 2021
Computer and office equipment	2-5 years	$223	$88
Laboratory equipment	3-7 years	1,526	845
Furniture and fixtures	3-5 years	131	21
Leasehold improvements	(1)	1	1
Assets under construction	n/a	—	20
Total Fixed Assets		1,881	975
Less Accumulated Depreciation		(289)	(4)
Total Fixed Assets, net		$1,592	$971

(1)	Lesser of remaining lease term or estimated useful life.

Depreciation expense of $287 and $4 for the years ended December 31, 2022 and 2021, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 10 — Leases

During the year ended December 31, 2022, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases, including for each of: a commercial clinical laboratory and additional Lucid Test Centers.

The components of lease expense were as follows:

	Years Ended December 31,
	2022	2021
Operating lease cost	$951	$—
Short-term lease cost	95	32
Variable lease cost	20	—
Total lease cost	$1,066	$32

The Company’s future lease payments as of December 31, 2022, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s consolidated balance sheets are as follows:

2023	$1,078
2024	1,019
2025	60
Total lease payments	$2,157
Less: imputed interest	(158)
Present value of lease liabilities	$1,999

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$949	$—
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,763	$—
Weighted-average remaining lease term - operating leases (in years)	2.03	—
Weighted-average discount rate - operating leases	7.875%	—%

As of December 31, 2022, the Company’s right-of-use assets from operating leases are $2,008, which are reporting in right-of-use assets - operating leases in the consolidated balance sheets. As of December 31, 2022, the Company has outstanding operating lease obligations of $1,999, of which $962 is reported in operating lease liabilities, current portion and $1,037 is reporting in operating lease liabilities less current portion in the Company’s consolidated balance sheets. The Company did not have operating leases as of December 31, 2021. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 11 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	December 31, 2022
Defensive technology	60 months	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200
Total Intangible assets		5,305
Less Accumulated Amortization		(1,860)
Intangible Assets, net		$3,445

The defensive technology intangible asset of $2.1 million (and approximately $0.2 million of accumulated amortization) was recognized by the Company as of the April 1, 2022 effective date of the transfer of CapNostics, LLC to the Company from PAVmed Subsidiary Corp (a wholly-owned subsidiary of PAVmed Inc.). The transfer was accounted for as entities under common control. The defensive technology intangible asset was recognized by PAVmed Subsidiary Corp upon its acquisition of CapNostics, LLC, an unrelated third-party, for total purchase consideration paid on the October 5, 2021 acquisition date of approximately $2.1 million in cash. The CapNostics LLC transaction was accounted for as an asset acquisition, resulting in the recognition of the defensive technology intangible asset. The defensive technology intangible asset is being amortized on a straight-line basis over an expected useful life 60 months commencing on the acquisition date.

As noted in Note 7, Asset Purchase Agreement and Management Services Agreement, the asset purchase agreement between the Company and ResearchDx Inc. (“APA-RDx”), is being accounted for as an asset acquisition. The intangible assets recognized under the APA-RDx are the laboratory licenses and certifications (inclusive of a CLIA certification, CAP accreditation, and clinical laboratory licenses for five (5) U.S. States transferred to the Company from RDx), and a laboratory information management software perpetual-use royalty-free license granted under the APA-RDx, with such intangible asset having a useful life of twenty-four months commencing on the APA-RDx February 25, 2022 transaction date.

Amortization expense of the intangible assets discussed above was $1,649 and $0 for the years ended December 31, 2022 and 2021, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations. As of December 31, 2022, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2023	$2,021
2024	688
2025	421
2026	315
Total	$3,445

Note 12 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of:

	December 31, 2022	December 31, 2021
Compensation and Employee Benefits	$879	$557
CWRU Amended License Agreement - Royalty fee	10	25
Operating expenses	558	531
Total accrued expenses and other current liabilities	$1,447	$1,113

See Note 4, Patent License Agreement - Case Western Reserve University, for a discussion of the CWRU License Agreement.

Note 13 — Commitment and Contingencies

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

Note 14 — Stock-Based Compensation

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

A total of 9,144,000 shares of common stock of Lucid Diagnostics Inc. are reserved for issuance under the Lucid Diagnostics Inc. 2018 Equity Plan, with 3,821,139 shares available for grant as of December 31, 2022. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan, as of December 31, 2022. In January 2023, the number of shares available for grant was increased by 2,500,000 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Inc. Stock Options

Lucid Diagnostics Inc. stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2020	1,399,242	$0.61	8.0
Granted(1)	20,000	$9.08
Exercised	—	$—
Forfeited	—	$—
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0	$6,665
Granted(1)	2,365,000	$3.68
Exercised	(965,341)	$0.72
Forfeited	(253,524)	$3.83
Outstanding stock options at December 31, 2022(3)	2,565,377	$3.14	8.3	$428
Vested and exercisable stock options at December 31, 2022	1,119,006	$2.53	7.1	$428

(1)	Stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan and those granted outside such plan generally vest ratably over twelve quarters, with the vesting commencing with the grant date quarter-end, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics Inc. common stock on each of December 31, 2022 and December 31, 2021 and the exercise price of the underlying Lucid Diagnostics Inc. stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics Inc. 2018 Equity Plan, as of December 31, 2022 and December 31, 2021.

See Note 5, Related Party Transactions, for a summary of the stock-based compensation expense recognized with respect to the stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan to the Physician Inventors.

Subsequent to December 31, 2022, in January and February 2023, the company granted 2,672,500 stock options with a weighted average exercise price of $1.31 which will generally vest one-third after one year then ratably over the next eight quarters.

Note 14 — Stock-Based Compensation - continued

Lucid Diagnostics Inc. Restricted Stock Awards

Lucid Diagnostics Inc. restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2020	—	$—
Granted	1,947,795	12.76
Vested	—	—
Forfeited	(7,055)	13.11
Unvested restricted stock awards as of December 31, 2021(1)	1,940,740	$12.76

Unvested restricted stock awards as of December 31, 2021	1,940,740	$12.76
Granted	320,000	4.53
Vested	(169,320)	13.48
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics Inc. 2018 Equity Plan as of December 31, 2022 and December 31, 2021.

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

Note 14 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, for the periods indicated, was as follows:

	Years Ended December 31,
	2022	2021
Lucid Diagnostics Inc 2018 Equity Plan – cost of revenue	$13	$—
Lucid Diagnostics Inc 2018 Equity Plan – sales and marketing expenses	968	8
Lucid Diagnostics Inc 2018 Equity Plan - general and administrative expenses	12,691	9,073
Lucid Diagnostics Inc 2018 Equity Plan - research and development expenses	187	66
PAVmed Inc 2014 Equity Plan - cost of revenue	3	—
PAVmed Inc 2014 Equity Plan - sales and marketing expenses	654	202
PAVmed Inc 2014 Equity Plan - general and administrative expenses	262	38
PAVmed Inc 2014 Equity Plan - research and development expenses	213	212
Total stock-based compensation expense	$14,991	$9,599

The stock-based compensation expense, as presented above, is inclusive of: stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan to employees of PAVmed Inc., the Physician Inventors, and members of the board of directors of Lucid Diagnostics Inc., as well as the stock options granted under the PAVmed Inc. 2014 Equity Plan to the Physician Inventors.

As of December 31, 2022, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics Inc. 2018 Equity Plan and the PAVmed Inc. 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics Inc. 2018 Equity Plan
Stock Options	$3,248	2.1
Restricted Stock Awards	$4,064	0.5
PAVmed Inc. 2014 Equity Plan
Stock Options	$1,139	1.4
Restricted Stock Awards	$148	1.0

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $2.30 per share and $5.13 per share during the periods ended December 31, 2022 and 2021, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Years Ended December 31,
	2022	2021
Expected term of stock options (in years)	5.6	5.7
Expected stock price volatility	71%	70%
Risk free interest rate	2.1%	1.3%
Expected dividend yield	—%	—%

Note 14 — Stock-Based Compensation - continued

Lucid Diagnostics, Inc Employee Stock Purchase Plan (“ESPP”)

The Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid Diagnostics Inc ESPP”), initial six-month stock purchase period was April 1, 2022 to September 30, 2022. A total of 84,030 shares of common stock of Lucid Diagnostics Inc were purchased for proceeds of approximately $109 on September 30, 2022 under the Lucid Diagnostics Inc. ESPP. The Lucid Diagnostics Inc. ESPP has a total reservation of 500,000 shares of common stock of which 415,970 shares are available-for-issue as of December 31, 2022. In January 2023, the number of shares available-for-issue was increased by 500,000 in accordance with the evergreen provisions of the plan.

Note 15 — Stockholders’ Equity

Lucid Diagnostics Inc. Common Stock

As of December 31, 2022 and December 31, 2021 there were 40,518,792 and 34,917,907 shares of common stock issued and outstanding, respectively. As of December 31, 2022, PAVmed Inc. holds 31,302,420 shares, representing a majority-interest equity ownership and PAVmed Inc. has a controlling financial interest in Lucid Diagnostics Inc.

Committed Equity Facility and ATM Facility

On March 28, 2022, Lucid Diagnostics, Inc. entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of Lucid Diagnostics Inc. common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. As of December 31, 2022, under the committed equity facility, a total of 680,263 shares of common stock of the Company were issued for proceeds of approximately $1,807.

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

In November 2022, the Company entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor Fitzgerald & Co. In the year ended December 31, 2022, there were no shares sold through the at-the-market equity facility. Subsequent to December 31, 2022, through March 9, 2023, we sold 230,068 shares through its at-the-market equity facility for approximately $0.3 million.

Note 16 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Year Ended December 31,
	2022	2021
Current
Federal, State and Local	$—	$—
Deferred
Federal	(12,703)	(4,862)
State and Local	1,209	(4,833)
Current and Deferred tax (benefit) expense	(11,494)	(9,695)
Less: Valuation allowance reserve	11,494	9,695
Income tax (benefit) expense	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the respective period noted is as follows:

	Year Ended December 31,
	2022	2021
U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	7.2%	13.6%
Permanent differences	0.6%	—%
Tax credits	0.5%	—%
Revaluation of state deferred taxes	(8.8)%	—%
Valuation allowance	(20.5)%	(34.6)%
Effective tax rate	—%	—%

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Year Ended December 31,
	2022	2021
Deferred Tax Assets
Net operating loss	$16,015	$11,023
Stock-based compensation expense	6,920	3,422
Accrued expenses	80	56
Depreciation & amortization	240	—
Research and development expenditures	2,442	—
Research and development tax credit carryforwards	295	—
Deferred tax assets	$25,992	$14,501

Deferred Tax Liabilities
Depreciation	—	(3)
Deferred Tax Liabilities	$—	$(3)

Deferred tax assets, net of deferred tax liabilities	25,992	14,498
Less: valuation allowance	(25,992)	(14,498)
Deferred tax assets, net after valuation allowance	$—	$—

Note 16 — Income Taxes - continued

Deferred tax assets and deferred tax liabilities resulting from temporary differences are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of the change in the tax rate is recognized as income or expense in the period the change in tax rate is enacted.

As required by FASB ASC Topic 740, Income Taxes, (“ASC 740), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2022 and 2021.

Lucid Diagnostics Inc. has federal and state net operating loss (“NOL”) carryforwards, available to reduce future taxable income, if any, as of December 31, 2022 and 2021, as follows: federal NOL carryforward of approximately $65.1 million and $31.9 million, respectively, with such federal NOL carryforward not having a statutory expiration date; and state NOL carryforward of approximately $65.1 million and $31.9 million, respectively, with such state NOL carryforward having statutory expiration dates commencing in 2037. The Company has not yet conducted a formal analysis and the NOL carryforward may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382).

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

In August 2022, the U.S. Congress passed the Inflation Reduction Act, which included a corporate minimum tax on book earnings of 15%, an excise tax on corporate share repurchases of 1%, and certain climate change and energy tax credit incentives. The adoption of a corporate minimum tax of 15% is not expected to impact Lucid’s effective tax rate. The excise tax of 1% on corporate share buybacks will not have an impact on the Company’s effective tax rate.

Note 17 — Net Loss Per Share

The “Net loss per share basic and diluted” for the respective periods indicated - is as follows:

	Years Ended December 31,
	2022	2021
Numerator
Net loss	$(56,171)	$(28,078)

Denominator
Weighted average common shares outstanding, basic and diluted	36,172,421	18,603,619

Net loss per share
Net loss per share - basic and diluted	$(1.55)	$(1.51)

Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2022 and 2021 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	December 31,
	2022	2021

Stock options	2,565,377	1,419,242
Unvested restricted stock awards	2,091,420	1,940,740
Total	4,656,797	3,359,982

Note 18 — Subsequent Events

Series A Preferred Stock Offering

On March 7, 2023, we entered into subscription agreements for the sale of 13,625 shares of Series A preferred stock (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The terms of the Series A Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (“SPA”) with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), pursuant to which we agreed to sell, and the Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Senior Convertible Note”). The issuance of the March 2023 Senior Convertible Note is subject to customary closing conditions. As of the date hereof, the March 2023 Senior Convertible Note has not yet been issued.

