Form 10-Q
period 2023-03-31
Lucid Diagnostics Inc.
filed 2023-05-15
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 11, 2023 there were 43,725,703 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$39,522	$22,474
Accounts receivable	27	17
Prepaid expenses, deposits, and other current assets	2,172	1,865
Total current assets	41,721	24,356
Fixed assets, net	1,502	1,592
Operating lease right-of-use assets	1,884	2,008
Intangible assets, net	2,940	3,445
Other assets	1,078	1,108
Total assets	$49,125	$32,509
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$625	$1,056
Accrued expenses and other current liabilities	2,190	1,447
Operating lease liabilities, current portion	1,051	962
Senior Secured Convertible Note - at fair value	11,900	—
Due To: PAVmed Inc. - MSA Fee and operating expenses	7,627	4,960
Total current liabilities	23,393	8,425
Operating lease liabilities, less current portion	826	1,037
Total liabilities	24,219	9,462
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series A Convertible Preferred Stock, issued and outstanding 13,625 at March 31, 2023 and no shares issued and outstanding at December 31, 2022	13,625	—
Common stock, $0.001 par value, 100,000,000 shares authorized; 41,753,603 and 40,518,792 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	42	41
Additional paid-in capital	125,561	121,081
Accumulated deficit	(114,322)	(98,075)
Total Stockholders’ Equity	24,906	23,047
Total Liabilities and Stockholders’ Equity	$49,125	$32,509

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue	$446	$189
Operating expenses:
Cost of revenue	1,338	369
Sales and marketing	4,127	3,318
General and administrative	6,511	5,892
Amortization of acquired intangible assets	505	—
Research and development	2,282	2,881
Total operating expenses	14,763	12,460
Operating loss	(14,317)	(12,271)
Other income (expense):
Interest income	78	1
Interest expense	(33)	—
Change in fair value - Senior Secured Convertible Note	(789)	—
Loss on issue and offering costs - Senior Secured Convertible Note	(1,186)	—
Other income (expense), net	(1,930)	1
Loss before provision for income tax	(16,247)	(12,270)
Provision for income taxes	—	—
Net loss	$(16,247)	$(12,270)
Net loss per share - basic and diluted	$(0.40)	$(0.35)
Weighted average common shares outstanding, basic and diluted	40,970,504	35,123,039

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2023 and 2022

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	—	$—	40,518,792	$41	$121,081	$(98,075)	$23,047
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	2,817	—	2,817
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	391	—	391
Vest - restricted stock awards	—	—	219,320	—	—	—	—
APA-RDx - Termination payment	—	—	553,436	—	713	—	713
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	230,068	1	283	—	284
Purchase - Employee Stock Purchase Plan	—	—	231,987	—	276	—	276
Issuance - Series A Preferred Stock	13,625	13,625	—	—	—	—	13,625
Net loss	—	—	—	—	—	(16,247)	(16,247)
Balance as of March 31, 2023	13,625	$13,625	41,753,603	$42	$125,561	$(114,322)	$24,906

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	34,917,907	$35	$96,608	$(41,904)	$54,739
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	253,889	—	187	—	187
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,537	—	3,537
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	298	—	298
Net loss	—	—	—	(12,270)	(12,270)
Balance as of March 31, 2022	35,171,796	$35	$100,630	$(54,174)	$46,491

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(16,247)	$(12,270)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	612	24
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	2,817	3,537
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	391	298
Change in fair value - Senior Secured Convertible Note	789	—
Loss on issue and offering costs - Senior Secured Convertible Note	1,186	—
APA-RDx: Issue common stock - settle termination payment	713	—
Changes in operating assets and liabilities:
Accounts receivable	(10)	111
Prepaid expenses and other current assets	(275)	168
Accounts payable	(431)	1,958
Accrued expenses and other current liabilities	743	285
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	2,667	113
Net cash flows used in operating activities	(7,045)	(5,776)

Cash flows from investing activities
Purchase of equipment	(17)	(148)
Net cash flows used in investing activities	(17)	(148)

Cash flows from financing activities
Proceeds – issue of preferred stock	13,625	—
Proceeds – issue of Senior Convertible Note, net of offering cost	9,925	—
Proceeds – issue of common stock – At-The-Market Facility	284	—
Proceeds – exercise of stock options	—	187
Proceeds – issue common stock – Employee Stock Purchase Plan	276	—
Net cash flows provided by financing activities	24,110	187

Net increase (decrease) in cash	17,048	(5,737)
Cash, beginning of period	22,474	53,656
Cash, end of period	$39,522	$47,919

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — Summary Description of the Company

Lucid Diagnostics Inc. (“Lucid”, “Lucid Diagnostics” or the “Company”) is a commercial-stage medical diagnostics technology company focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, acid reflux or simply reflux, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”). Lucid is a majority-owned subsidiary of PAVmed Inc. (“PAVmed”).

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

Certain operations of the Company continue to be managed by personnel of PAVmed, for which the Company incurs expense according to the provisions of a Management Services Agreement between the Company and PAVmed. See Note 4, Related Party Transactions, for information with respect to the Management Services Agreement; and Note 5, Due To PAVmed Inc., for further information with respect to amounts owed to PAVmed by the Company.

The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and committed equity sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Note 2 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023, except as otherwise noted herein below.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company is a majority-owned consolidated subsidiary of PAVmed, which has a majority equity ownership interest and has financial control of the Company. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair presentation of the Company’s unaudited condensed consolidated financial information.

The consolidated results of operations for the three months ended March 31, 2023 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2023.

All amounts in the accompanying unaudited condensed consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of debt obligations, stock-based equity awards and intangible assets. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

Note 2 — Summary of Significant Accounting Policies - continued

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

If the consideration derived from the contracts is deemed to be variable, the Company estimates the amount of consideration to which it will be entitled in exchange for the promised goods or services.The Company limits the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, the Company recognizes revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved.

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

Note 2 — Summary of Significant Accounting Policies - continued

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

As of March 31, 2023 and December 31, 2022, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

Fair Value Option (“FVO”) Election

Under a Securities Purchase Agreement dated March 13, 2023, the Company issued a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “March 2023 Senior Convertible Note”, which is accounted under the “fair value option election” as discussed below.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivative and Hedging, (“ASC 815”), a financial instrument containing embedded features and/or options may be required to be bifurcated from the financial instrument host and recognized as separate derivative asset or liability, with the bifurcated derivative asset or liability initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date.

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the March 2023 Senior Convertible Note is presented in a single line item within other income (expense) in the accompanying consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the March 2023 Senior Convertible Note).

See Note 10, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 11, Debt, for a discussion of the March 2023 Senior Convertible Note.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have an impact on the Company’s unaudited condensed consolidated financial statements.

Note 3 — Revenue from Contracts with Customers

EsoGuard Commercialization Agreement

The Company entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its former commercial laboratory service provider, ResearchDx Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement was on a month-to-month basis and was terminated on February 25, 2022 upon the execution of an asset purchase agreement (“APA”) dated February 25, 2022, between LucidDx Labs Inc., a wholly-owned subsidiary of the Company, and RDx, with such agreement further discussed in Note 6, Asset Purchase Agreement and Management Services Agreement.

Revenue Recognized

In the three months ended March 31, 2023 and March 31, 2022, the Company recognized total revenue of $446 and $189, respectively. In the three months ended March 31, 2023, the Company recognized revenue of $446, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three months ended March 31, 2022 was $189, which solely reflects the revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three months ended March 31, 2023, the cost of revenue was $1,338 and was primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three months ended March 31, 2022 was $369, which solely reflects the costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022.

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

	Three Months Ended March 31,
	2023	2022
Cost of Revenue
CWRU – Royalty Fees	$24	$9

General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	180	272

Research and Development Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	389	—
Fees - Physician Inventors’ consulting agreements	1	8
Sponsored research agreement	—	3
Stock-based compensation expense – Physician Inventors’ stock options	52	46
Total Related Party Expenses	$646	$338

Note 4 — Related Party Transactions - continued

PAVmed Inc. - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA does not have a termination date, but may be terminated by the Company’s board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. The respective companies’ boards of directors approved a seventh amendment to the MSA to increase the MSA Fee to $750 per month, effective January 1, 2023, which was entered into by PAVmed and the Company on May 9, 2023. During the three months ended March 31, 2022, MSA Fees were $390 per month.

Note 4 — Related Party Transactions - continued

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended March 31,
	2023	2022
Sales & Marketing	109	183
General & Administrative	1,554	640
Research & Development	587	347
Total MSA Fee	$2,250	$1,170

The classification of the MSA Fee as presented above is based on the PAVmed classification of employee salary expense and other operating expenses. In this regard, PAVmed classifies employee salary expense as sales and marketing expenses for employees performing sales, marketing, and reimbursement activities and functions, general and administrative, and research and development except for those employees who are engaged in product and services engineering development and design and /or clinical trials activities, for which such employee salary is classified as research and development expense.

Note 5 — Due To PAVmed Inc.

The aggregate Due To: PAVmed Inc. for the periods indicated is summarized as follows:

	PAVmed Inc. OBO Payments	Employee- Related Costs	MSA Fees	Total
Balance - December 31, 2022	$284	$3,026	$1,650	$4,960
MSA fees	—	—	2,250	2,250
On Behalf Of (OBO) activities	219	—	—	219
ERC - Payroll & Benefits	—	484	—	484
Cash payments to PAVmed Inc.	(286)	—	—	(286)
Balance - March 31, 2023	$217	$3,510	$3,900	$7,627

Note 6 — Asset Purchase Agreement and Management Services Agreement

Asset Purchase Agreement and Management Services Agreement - ResearchDx Inc.

Through its wholly-owned subsidiary, LucidDx Labs Inc. (“LucidDx Labs”), the Company entered into an asset purchase agreement (“APA”) dated February 25, 2022, with ResearchDx, Inc. (“RDx”), an unrelated third-party - “APA-RDx”. Under the APA-RDx, LucidDx Labs Inc. acquired certain assets from RDx which were combined with other property and equipment to establish a Company-owned CLIA certified, CAP accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. Prior to February 25, 2022, RDx provided such laboratory services at its owned CLIA-certified, CAP-accredited clinical laboratory. In connection with the execution and delivery of the APA-RDx, LucidDx Labs Inc. and RDx entered into a separate management services agreement (“MSA-RDx”), dated and effective February 25, 2022, pursuant to which RDx provided certain testing and related services for the Laboratory.

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

Termination of Management Services Agreement and Modification of Other Payment Obligations - ResearchDx Inc.

On February 14, 2023, through LucidDx Labs Inc, the Company entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the MSA-RDx without cause. The termination was effective as February 10, 2023. Until the termination of the management service agreement with RDx, RDx had continued to provide certain testing and related services for the Laboratory in accordance with the terms of the MSA-RDx.

The MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the APA-RDx and the MSA-RDx to $713. The payment was satisfied through the issuance of 553,436 shares of the Company’s common stock in February 2023. The Company was not required to make any cash payments in connection with the termination.

Note 7 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2023	December 31, 2022
Advanced payments to service providers and suppliers	$308	$371
Prepaid insurance	76	52
Deposits	1,726	1,331
EsoCheck cell collection supplies	27	59
EsoGuard mailer supplies	35	52
Total prepaid expenses, deposits and other current assets	$2,172	$1,865

Note 8 — Leases

During the three months ended March 31, 2023, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases for additional Lucid Test Centers.

The Company’s future lease payments as of March 31, 2023, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2023 (remainder of year)	$870
2024	1,071
2025	65
Total lease payments	$2,006
Less: imputed interest	(129)
Present value of lease liabilities	$1,877

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$285	$224
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$125	$2,404
Weighted-average remaining lease term - operating leases (in years)	1.77	2.72
Weighted-average discount rate - operating leases	7.875%	7.875%

As of March 31, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases were $1,884 and $2,008, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company had outstanding operating lease obligations of $1,877 and $1,999, respectively, of which $1,051 and $962, respectively, are reported in operating lease liabilities, current portion and $826 and $1,037, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 9 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	March 31, 2023	December 31, 2022
Defensive technology	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	$3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(2,365)	(1,860)
Intangible Assets, net		$2,940	$3,445

The defensive technology intangible asset of $2.1 million (and approximately $0.2 million of accumulated amortization) was recognized by the Company as of the April 1, 2022 effective date of the transfer of CapNostics, LLC (“CapNostics”) to the Company from PAVmed Subsidiary Corp (a wholly-owned subsidiary of PAVmed). The transfer was accounted for as entities under common control. The defensive technology intangible asset was recognized by PAVmed Subsidiary Corp upon its acquisition of CapNostics, an unrelated third-party, for total purchase consideration paid on the October 5, 2021 acquisition date of approximately $2.1 million in cash. The CapNostics transaction was accounted for as an asset acquisition, resulting in the recognition of the defensive technology intangible asset. The defensive technology intangible asset is being amortized on a straight-line basis over an expected useful life 60 months commencing on the acquisition date.

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

Amortization expense of the intangible assets discussed above was $505 for the period ended March 31, 2023 (there was no such amortization expense for the prior period ended March 31, 2022), and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2023 (remainder of year)	$1,516
2024	688
2025	421
2026	315
Total	$2,940

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2023
March 2023 Senior Convertible Note	$—	$—	$11,900	$11,900
Totals	$—	$—	$11,900	$11,900

[1]	There were no transfers between the respective Levels during the period ended March 31, 2023.

As discussed in Note 11, Debt, the Company issued a Senior Secured Convertible Note dated March 21, 2023 with a $11.1 million face value principal (“March 2023 Senior Convertible Note”.) The convertible note is accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

The estimated fair value of the financial instruments classified within the Level 3 category was determined using both observable inputs and unobservable inputs. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs.

The estimated fair value of the March 2023 Senior Convertible Note as of each of March 21, 2023 and March 31, 2023 were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	March 2023 Senior Convertible Note: March 21, 2023	March 2023 Senior Convertible Note: March 31, 2023
Fair Value	$11,900	$11,900
Face value principal payable	$11,111	$11,111
Required rate of return	11.00%	11.00%
Conversion Price	$5.00	$5.00
Value of common stock	$1.54	$1.40
Expected term (years)	2.00	1.98
Volatility	75.00%	75.00%
Risk free rate	4.09%	3.99%
Dividend yield	—%	—%

The estimated fair values reported utilized the Company’s common stock price along with certain Level 3 inputs (as discussed in the table above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price. Changes in these assumptions can materially affect the estimated fair values.

Note 11 — Debt

The fair value and face value principal outstanding of the March 2023 Senior Convertible Note as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,111	$11,900
Balance as of March 31, 2023				$11,111	$11,900

The changes in the fair value of debt during the three months ended March 31, 2023 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2022	$—	$—
Face value principal – issue date	11,111	—
Fair value adjustment – issue date	789	(789)
Change in fair value	—	—
Fair Value at March 31, 2023	$11,900
Other Income (Expense) - Change in fair value – three months ended March 31, 2023		$(789)

March 2023 Senior Secured Convertible Note

Lucid Diagnostics entered into a Securities Purchase Agreement (“SPA”) dated March 13, 2023, with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), wherein, Lucid agreed to sell, and the Investor agreed to purchase an aggregate of $11.1 million face value principal of debt. The debt was issued in a registered direct offering under the Lucid’s effective shelf registration statement.

Under the SPA dated March 13, 2023, Lucid issued a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “March 2023 Senior Convertible Note”, with such note having a $11.1 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of March 21, 2025. The March 2023 Senior Convertible Note may be converted into shares of common stock of the Company at the Holder’s election.

The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs. The lender fee and offering costs were recognized as of the March 21, 2023 issue date as a current period expense in other income (expense) in the Company’s unaudited condensed consolidated statement of operations.

During the period from March 21, 2023 to September 20, 2023, Lucid is required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid in cash interest expense of $24 for the three months ended March 31, 2023.

Commencing September 21, 2023, and then on each of the successive first and tenth trading day of each month thereafter through to and including March 14, 2025 (each referred to as an “Installment Date”); and on the March 21, 2025 maturity date, the Company will be required to make a principal repayment of $292 together with accrued interest thereon, with such 38 payments referred to herein as the “Installment Amount”, settled in shares of common stock of the Company, subject to customary equity conditions, including minimum share price and volume thresholds, or at the election of the Company, in cash, in whole or in part.

In addition to the Installment Amount repayments, the Holder may elect to accelerate the conversion of future Installment Amount repayments, and interest thereon, subject to certain restrictions, as defined, utilizing the then current conversion price of the most recent Installment Date conversion price.

Note 11 — Debt - continued

The payment of all amounts due and payable under this senior convertible note is guaranteed by all of Lucid Diagnostics’ subsidiaries; and the obligations under this senior convertible note are secured by all of the assets of Lucid Diagnostics and its subsidiaries.

Lucid is subject to certain customary affirmative and negative covenants regarding the rank of the note, along with the incurrence of further indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters.

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) the Company’s market capitalization to at no time be less than $30 million.

Note 12 — Stock-Based Compensation

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics 2018 Equity Plan”) is separate and apart from the PAVmed 2014 Equity Plan discussed below. The Lucid Diagnostics 2018 Equity Plan is designed to enable Lucid Diagnostics to offer employees, officers, directors, and consultants, an opportunity to acquire shares of common stock of Lucid Diagnostics. The types of awards that may be granted under the Lucid Diagnostics 2018 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Lucid Diagnostics board of directors.

A total of 11,644,000 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 3,834,058 shares available for grant as of March 31, 2023. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2023. In January 2023, the number of shares available for grant was increased by 2,500,000 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	2,697,500	$1.31
Exercised	—	$—
Forfeited	(210,419)	$2.46
Outstanding stock options at March 31, 2023(3)	5,052,458	$2.19	8.9	$676
Vested and exercisable stock options at March 31, 2023	1,254,494	$2.67	7.0	$444

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of March 31, 2023 and December 31, 2022 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2023 and December 31, 2022.

See Note 4, Related Party Transactions, for a summary of the stock-based compensation expense recognized with respect to the stock options granted under the Lucid Diagnostics 2018 Equity Plan to the Physician Inventors.

Note 12 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44
Granted	—	—
Vested	(219,320)	11.27
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2023	1,872,100	$11.46

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan as of December 31, 2022. These 50,000 restricted stock awards were fully vested during the period ended March 31, 2023.

PAVmed Inc. 2014 Equity Plan

The PAVmed Inc. 2014 Long-Term Incentive Equity Plan (the “PAVmed 2014 Equity Plan”), is separate and apart from the Lucid Diagnostics 2018 Equity Plan (as such equity plan is discussed above).

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2023	2022
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$12	$—
Lucid Diagnostics 2018 Equity Plan – sales and marketing expenses	223	265
Lucid Diagnostics 2018 Equity Plan - general and administrative expenses	2,512	3,201
Lucid Diagnostics 2018 Equity Plan - research and development expenses	70	71
PAVmed 2014 Equity Plan - cost of revenue	7	—
PAVmed 2014 Equity Plan - sales and marketing expenses	133	175
PAVmed 2014 Equity Plan - general and administrative expenses	156	68
PAVmed 2014 Equity Plan - research and development expenses	95	55
Total stock-based compensation expense	$3,208	$3,835

The stock-based compensation expense, as presented above, is inclusive of: stock options and restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan to employees of PAVmed, the Physician Inventors, and members of the board of directors of Lucid Diagnostics, as well as the stock options granted under the PAVmed 2014 Equity Plan to the Physician Inventors.

As of March 31, 2023, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$4,806	2.5
Restricted Stock Awards	$1,706	1.1
PAVmed 2014 Equity Plan
Stock Options	$1,165	1.4
Restricted Stock Awards	$—	0.0

Note 12 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.87 per share and $2.95 per share during the periods ended March 31, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2023	2022
Expected term of stock options (in years)	5.6	5.6
Expected stock price volatility	75%	86%
Risk free interest rate	3.7%	1.7%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $276 on March 31, 2023 under the Lucid ESPP. The Lucid ESPP has a total reservation of 1,000,000 shares of common stock of which 683,983 shares are available-for-issue as of March 31, 2023. In January 2023, the number of shares available-for-issue was increased by 500,000 in accordance with the evergreen provisions of the plan.

Note 13 — Stockholders’ Equity

Series A Preferred Stock Offering

On March 7, 2023, the Company issued 13,625 shares of newly designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), to accredited investors at a purchase price of $1,000 per share, for aggregate gross proceeds to the Company of $13.625 million. In connection with the issuance the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series A Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The key terms of the Series A Preferred Stock are as follows:

Each share of Series A Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations into such number of shares of the Company’s common stock, equal to the number of Series A Preferred Shares to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion. The initial conversion price will be $1.394, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of our common stock on March 7, 2025, the second anniversary of its issuance.

The Series A Preferred Stock will be senior to the Common Stock and any other class of the Company’s capital stock that is not by its terms senior to or pari passu with the Series A Preferred Stock.

The holders of Series A Preferred Stock will be entitled to dividends payable as follows: (i) a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such Holder on March 7, 2024, and (ii) a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock then held by such Holder on March 7, 2025. A holder that converts its Series A Preferred Stock prior to March 7, 2024 or March 7, 2025, as the case may be, will not receive the dividend that accrues on such date with respect to such converted Series A Preferred Stock. The holders of the Series A Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (or any Deemed Liquidation Event as defined in the Certificate of Designation), the holders of shares of Series A Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Stated Value, plus any dividends accrued but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series A Preferred Stock been converted into Common Stock immediately prior to such event.

Except as otherwise provided in the Certificate of Designation or as otherwise required by law, the holders of outstanding shares of Series A Preferred Stock will have no voting rights.

The Company will not effect any conversion of the Series A Preferred Stock, and a holder will not have the right to receive dividends or convert any portion of the Series A Preferred Stock, to the extent that, after giving effect to the receipt of dividends or the conversion, the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s outstanding common stock (or, upon election of the holder, 9.99% of the Company’s outstanding common stock).

Note 13 — Stockholders' Equity - continued

The Company and the investors in the offering also executed a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable pursuant to the Series A Preferred Stock.

Lucid Diagnostics Common Stock

As of March 31, 2023 and December 31, 2022 there were 41,753,603 and 40,518,792 shares of common stock issued and outstanding, respectively. As of March 31, 2023, PAVmed holds 31,302,420 shares, representing a majority-interest equity ownership and PAVmed has a controlling financial interest in the Company.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after payment of 4% commissions, as of March 31, 2023.

In November 2022, the Company entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor Fitzgerald & Co. In the three months ended March 31, 2023, the Company sold 230,068 shares through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions.

Note 14 — Net Loss Per Share

The “Net loss per share basic and diluted” for the respective periods indicated - is as follows:

	Three Months Ended March 31,
	2023	2022
Numerator
Net loss	$(16,247)	$(12,270)

Denominator
Weighted average common shares outstanding, basic and diluted	40,970,504	35,123,039

Net loss per share
Net loss per share - basic and diluted	$(0.40)	$(0.35)

Basic weighted-average number of shares of common stock outstanding for the three months ended March 31, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2023	2022

Stock options	5,052,458	2,864,427
Unvested restricted stock awards	1,872,100	2,260,740
Preferred stock	13,695,850	—
Total	20,620,408	5,125,167

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

Unless the context otherwise requires, references herein to (i) “we”, “us”, and “our”, and to the “Company”, “Lucid” or “Lucid Diagnostics” are to the Company and its subsidiaries LucidDx Labs Inc. (“LucidDx Labs”) and CapNostics, LLC (“CapNostics”), (ii) “FDA” are to the Food and Drug Administration, (iii) “510(k)” are to a premarket notification, submitted to the FDA by a manufacturer pursuant to § 510(k) of the Food, Drug and Cosmetic Act and 21 CFR § 807 subpart E, (iv) “CLIA” are to the Clinical Laboratory Improvement Amendments of 1988 and associated regulations set forth in 42 CFR § 493, and (v) “CE Mark” are to a “Conformité Européenne” Mark, a mark indicating that a product such as a medical device conforms to the essential requirements of the relevant European directive.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) including the following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

We may not actually achieve the plans, intentions, and/or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. You should read this Form 10-Q, the documents we have filed as exhibits to this Form 10-Q, and the Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly screening test for the early detection of EAC and Barrett’s Esophagus (“BE”), including dysplastic BE and related precursors to EAC in patients with chronic GERD.

Recent Developments

Business

Status of Clinical Trials

Lucid is currently seeking to accelerate its collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the approximately 400 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event (in respect of which we expect to publish results in the first half of 2023); a virtual-patient randomized controlled trial with intended recruitment of at least 100 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis before the end of 2023.

LucidDx Labs Laboratory Operations Update

On February 14, 2023, Lucid and its subsidiary, LucidDx Labs, entered into an agreement (the “MSA Termination Agreement”) with RDx, pursuant to which the parties mutually agreed to terminate the management service agreement between them (the “MSA-RDx”) without cause. The termination was effective as of February 10, 2023. Until the termination of the MSA-RDx, RDx had provided certain testing and related services for our laboratory in accordance with the terms of the MSA-RDx. In anticipation of the termination of the MSA-RDx, however, Lucid accelerated the development of internal resources necessary to operate its laboratory entirely on its own. Accordingly, we believe that termination of the MSA-RDx will improve the efficiency of the performance of the EsoGuard assay.

Among other things, the MSA Termination Agreement reduces the remaining amounts of the earnout payments and management fees due under the MSA-RDx and the related asset purchase agreement (the “APA-RDx”) to $0.7 million (from the $3.4 million that would otherwise have been payable under the MSA-RDx and APA-RDX, if the MSA-RDx had remained in effect through the balance of its stated term), resulting in a net savings to Lucid of $2.7 million. The payment was satisfied through the issuance of 553,436 shares of Lucid’s common stock on February 25, 2023. Lucid was not required to make any cash payments in connection with the termination.

#CheckYourFoodTube Events

In January 2023, we completed our first #CheckYourFoodTube Precancer Testing Event, with the San Antonio Fire Department (the “SAFD”) during Firefighter Cancer Awareness Month as designated by the International Association of Fire Fighters (IAFF). A total of 391 members who were deemed to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by our clinical personnel using EsoCheck. Firefighters with suspected esophageal precancer based on a positive EsoGuard result were identified, including some less than 40 years of age, and will undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, to prevent progression to esophageal cancer.

Since then, an additional screening event was hosted with the SAFD and four similar events have been held with fire departments in Athens, GA, Barnstable, MA, Gainesville, FL, and Orange County, CA. These events, which Lucid continues to expand across the country, are an extension of Lucid’s expanding satellite Lucid Test Center (“sLTC”) program, which brings Lucid precancer testing directly to patients—at their physician’s office and now at large testing day events.

Launch of Direct Contracting Strategic Initiative

In March 2023, we launched a Direct Contracting Strategic Initiative (DCSI) to engage directly with large Administrative Services Only (ASO) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies.

Seventh Amendment to Management Services Agreement

As discussed, above, the Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. On May 9, 2023, the Company and PAVmed entered into a seventh amendment to the MSA to increase the MSA Fee to $0.75 million per month, effective January 1, 2023.

Financing

Series A Preferred Stock Offering

On March 7, 2023, we entered into subscription agreements for the sale of 13,625 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of our common stock on the second anniversary of its issuance. The terms of the Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (“SPA”) with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), pursuant to which we agreed to sell, and the Investor agreed to purchase, a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Senior Convertible Note”). We issued the March 2023 Senior Convertible Note on March 21, 2023 pursuant to the SPA. The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

The March 2023 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal and interest on the March 2023 Senior Convertible Note is convertible into or otherwise payable in shares of the Company’s common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023).

Under the March 2023 Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company is also subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than $30 million.

ATM Facility

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. (“Cantor”). In the three months ended March 31, 2023, we sold 230,068 shares through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained. Additionally, in the three months ended March 31, 2022, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company and RDx, a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon the execution of the APA-RDx.

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

The cost of revenue recognized with respect to the revenue recognized under the EsoGuard Commercialization Agreement is inclusive of: a royalty fee incurred under the Amended CWRU License Agreement (as defined in Note 4, Related Party Transactions, to our accompanying unaudited condensed consolidated financial statements); the cost of EsoCheck devices and EsoGuard mailers (cell sample shipping costs) distributed to medical practitioners locations and the Lucid Test Centers; and Lucid Test Centers operating expenses, including rent expense and supplies.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales and marketing activities, as well as the portion of the MSA Fee allocated to sales and marketing expenses, which are principally costs related to PAVmed employees who are performing services for the Company. We anticipate our sales and marketing expenses will increase in the future, as we anticipate an increase in payroll and related expenses related to our commercial sales and marketing operations as we execute on our business strategy.

General and administrative expenses

General and administrative expenses consist primarily of professional fees, accounting and legal services, consultants and expenses associated with obtaining and maintaining patents within our intellectual property portfolio, along with the portion of the MSA Fee (as defined in Note 4, Related Party Transactions, to our accompanying unaudited condensed consolidated financial statements) allocated to general and administrative expenses.

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

Three months ended March 31, 2023 as compared to three months ended March 31, 2022

Revenue

In the three months ended March 31, 2023, revenue was $0.4 million as compared to $0.2 million for the corresponding period in the prior year. The $0.2 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory, as compared to revenue from the EsoGuard Commercialization Agreement with RDx, in the prior year period, which was terminated on February 25, 2022 as the Company transitioned to its own laboratory operations.

Cost of revenue

In the three months ended March 31, 2023, cost of revenue was approximately $1.3 million as compared to $0.4 million for the corresponding period in the prior year. The $0.9 million increase principally related to:

●	approximately $0.4 million increase in laboratory facility and operations costs;
●	approximately $0.3 million increase in EsoCheck and EsoGuard supplies usage costs; and
●	approximately $0.2 million increase in compensation related costs as a result of an increase in headcount.

Sales and marketing expenses

In the three months ended March 31, 2023, sales and marketing costs were approximately $4.1 million as compared to $3.3 million for the corresponding period in the prior year. The net increase of $0.8 million was principally related to:

●	approximately $1.4 million increase in compensation related costs principally as a result of an increase in headcount; and
●	approximately $0.6 million decrease in consulting and outside professional services fees.

General and administrative expenses

In the three months ended March 31, 2023, general and administrative costs were approximately $6.5 million as compared to $5.9 million for the corresponding period in the prior year. The net increase of $0.6 million was principally related to:

●	approximately $0.9 million increase related to the updated MSA Fee allocation from PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $0.6 million increase in third-party professional services related to legal services, accounting and audit services, outsourced information technology services, investor relations expenses, and public company expenses;
●	approximately $0.6 million decrease in stock-based compensation from RSA and stock option grants to Lucid employees and non-employees; and
●	approximately $0.3 million decrease in general business expenses related to favorable renewal of corporate insurance policies.

Results of Operations - continued

Three months ended March 31, 2023 as compared to three months ended March 31, 2022 - continued

Research and development expenses

In the three months ended March 31, 2023, research and development costs were approximately $2.3 million, compared to $2.9 million for the corresponding period in the prior year. The net decrease of $0.6 million was principally related to:

●	approximately $1.2 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCure;
●	approximately $0.4 million increase related to clinical activities performed by CWRU; and
●	approximately $0.2 million increase related to the updated MSA Fee allocation from PAVmed related to the growth and expansion of our business and the services incurred through PAVmed.

See our accompanying unaudited condensed consolidated financial statements for each of: Note 4, Related Party Transactions, for a discussion of the consulting fee expense and stock based compensation expense recognized with respect to the Physician Inventors consulting agreements and stock options and restricted stock awards and for a discussion of the MSA between Lucid Diagnostics and PAVmed; and Note 12, Stock-Based Compensation, for information regarding each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan.

Amortization of Acquired Intangible Assets

In the three months ended March 31, 2023, the amortization of acquired intangible assets was approximately $0.5 million as compared to no intangible asset amortization in the corresponding period in the prior year. The increase was principally related to the purchase of laboratory licenses and certifications and laboratory information management software in Q1 2022 and the amortization of a defensive asset.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2023, the non-cash expense recognized for the change in the fair value of our convertible notes was approximately $0.8 million, related to the March 2023 Senior Convertible Note. The March 2023 Convertible Note was initially measured at it’s issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized a $0.8 million fair value non-cash expense on the issue-dates. There was no change in fair value upon remeasurement through March 31, 2023.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the three months ended March 31, 2023, in connection with the issue of the March 2023 Senior Convertible Notes, we recognized a total of approximately $1.2 million of lender fee and offering costs paid by us.

See Note 11, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

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

Prior to our initial public offering (“IPO”) of our common stock in October 2021, our operations were funded by PAVmed, inclusive of providing working capital cash advances and the payment of certain operating expenses on our behalf. Additionally, certain of our operations continue to be managed by PAVmed personnel, for which we incur expense according to the provisions of a MSA between us and PAVmed. See Note 4, Related Party Transactions, to our accompanying unaudited condensed consolidated financial statements, for a discussion of the MSA.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We experienced a net loss of approximately $16.2 million and used approximately $7.0 million of cash in operations for the three months ended March 31, 2023. Financing activities provided $24.1 million of cash during the three months ended March 31, 2023. We ended the quarter with cash on-hand of $39.5 million as of March 31, 2023. We expect to continue to experience recurring losses and negative cash flow from operations and will continue to fund our operations with debt and equity financing transactions. Notwithstanding, however, with our cash on-hand as of the date hereof and the committed equity sources of financing described below, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Form 10-Q.

Series A Preferred Stock Offering

On March 7, 2023, we entered into subscription agreements for the sale of 13,625 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of our common stock on the second anniversary of its issuance. The terms of the Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (“SPA”) with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), pursuant to which we agreed to sell, and the Investor agreed to purchase a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Senior Convertible Note”). We issued the March 2023 Senior Convertible Note on March 21, 2023 pursuant to the SPA. The Lucid March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

The March 2023 Senior Secured Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal and interest on the March 2023 Senior Convertible Note is convertible into or otherwise payable in shares of the Company’s common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023).

Under the March 2023 Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company is also subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than $30 million (the "Financial Tests"). As of March 31, 2023, the Company was in compliance with the Financial Tests. In addition, the Company presently is in compliance with the Financial Tests.

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of common stock of the Company were issued for net proceeds of approximately $1.8 million, after payment of 4% commissions, as of March 31, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the three months ended March 31, 2023, we sold 230,068 shares through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Due To: PAVmed Inc.

Since our inception in May 2018 through our IPO in October 2021, our operations were funded by PAVmed providing working capital cash advances and the payment by PAVmed of certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be principally managed by personnel employed by PAVmed, for which we incur a MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed Inc. personnel to the Company, with any such change in the MSA Fee being subject to approval of the Lucid Diagnostics Inc. and PAVmed Inc. boards of directors. In this regard, in May 2023, the respective companies’ boards of directors approved a seventh amendment to the MSA to increase the MSA Fee to $750 per month, effective January 1, 2023. Pursuant to the MSA, as amended by the seventh amendment, the parties agreed PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, more than 7,709,836 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the sixth amendment).

In addition, on November 30, 2022, PAVmed and we entered into a payroll and benefit expense reimbursement agreement (the “PBERA”). Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of our personnel on our behalf, and we have reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and we will continue to reimburse PAVmed for the same. The PBERA provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by PAVmed’s and our boards of directors, in shares of our common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by PAVmed’s and our boards of directors (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event will we issue any shares of our common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of our common stock would exceed the maximum number of shares of common stock that we may issue under the rules or regulations of Nasdaq, unless we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq for issuances of shares of our common stock in excess of such amount.

As of March 31, 2023, we had a Due To: PAVmed Inc. payment obligation liability of an aggregate of approximately $7.6 million payable for the reimbursement of employee related costs and certain payroll, benefit and other operating expenses paid by PAVmed on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Due To PAVmed Inc.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023, except as otherwise noted in “Fair Value Option (“FVO”) Election” subsection of Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included herein in this Form 10-Q with respect to our Senior Convertible Notes issued in March 2023. We determined upon the issuance of our March 2023 Senior Convertible Note to elect the fair value option. At issuance, the carrying value of the March 2023 Senior Convertible Note was recorded at estimated fair value. The estimated fair values reported utilized Lucid’s common stock price along with certain Level 3 inputs, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price. We remeasure the March 2023 Senior Convertible Note to its estimated fair value at each reporting period using valuation techniques similar to those applied at issuance. The change in the fair value is recognized as other income (expense) in the statement of operations. A significant change in the volatility could have a material impact to the carrying value of the Senior Convertible Note as well as the amount of change recognized during the period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internals control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in our current reports on Form 8-K, we did not sell any unregistered securities or repurchase any of our securities during the three months ended March 31, 2023.

On October 14, 2021, we completed our initial public offering (“IPO”) of our common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721). As of March 31, 2023, of the net proceeds of $64.4 million, approximately $50.6 million has been used, in a manner consistent with the use of proceeds set forth in the prospectus for our IPO, as follows: approximately $5.3 million of net repayments of Due To: PAVmed Inc.; approximately $5.0 million for the purchase of our laboratory equipment, software, and its operating expenses; and $40.3 million of working capital expenditures. None of the proceeds have been paid to any of our directors, officers, 10% stockholders, or affiliates, other than as described above.

Item 5. Other Information

As discussed, above, the Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. On May 9, 2023, the Company and PAVmed entered into a seventh amendment to the MSA to increase the MSA Fee to $0.75 million per month, effective January 1, 2023.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

May 15, 2023	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit		Incorporation by Reference
No.	Description	Form	Exhibit No.	Date
3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock	8-K (Preferred Offering)	3.1	3/13/2023
4.1	Form of Senior Secured Convertible Promissory Note	8-K	4.1	3/14/2023
10.1	Termination Agreement, dated as of February 10, 2023, by and among Lucid Diagnostics Inc., LucidDx Labs Inc. and ResearchDx, Inc.	10-K	10.18	3/14/2023
10.2	Registration Rights Agreement, dated as of March 7, 2023, by and among Lucid Diagnostics Inc. and the purchases of Series A Preferred Stock party thereto	8-K (Preferred Offering)	10.1	3/13/2023
10.3	Form of Securities Purchase Agreement	8-K	10.1	3/14/2023
10.4	Form of Guaranty	8-K	10.3	3/14/2023
10.5	Form of Registration Rights Agreement	8-K	10.1	3/24/2023
10.6	Form of Voting Agreement	8-K	10.2	3/24/2023
10.7	Seventh Amendment to Management Services Agreement, dated as of May 9, 2023, by and between PAVmed Inc. and Lucid Diagnostics Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

‡ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

