Form 10-Q
period 2023-06-30
Lucid Diagnostics Inc.
filed 2023-08-14
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023 there were 43,725,703 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash	$32,570	$22,474
Accounts receivable	35	17
Prepaid expenses, deposits, and other current assets	3,144	1,865
Total current assets	35,749	24,356
Fixed assets, net	1,389	1,592
Operating lease right-of-use assets	1,835	2,008
Intangible assets, net	2,435	3,445
Other assets	1,078	1,108
Total assets	$42,486	$32,509
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$637	$1,056
Accrued expenses and other current liabilities	2,640	1,447
Operating lease liabilities, current portion	1,099	962
Senior Secured Convertible Note - at fair value	11,610	—
Due To: PAVmed Inc. - MSA Fee and operating expenses	10,697	4,960
Total current liabilities	26,683	8,425
Operating lease liabilities, less current portion	732	1,037
Total liabilities	27,415	9,462
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series A Convertible Preferred Stock, issued and outstanding 13,625 at June 30, 2023 and no shares issued and outstanding at December 31, 2022	13,625	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 41,853,603 and 40,518,792 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	42	41
Additional paid-in capital	127,107	121,081
Accumulated deficit	(125,703)	(98,075)
Total Stockholders’ Equity	15,071	23,047
Total Liabilities and Stockholders’ Equity	$42,486	$32,509

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$159	$—	$605	$189
Operating expenses:
Cost of revenue	1,549	—	2,887	369
Sales and marketing	4,032	3,873	8,159	7,191
General and administrative	3,830	6,676	10,340	12,568
Amortization of acquired intangible assets	505	639	1,010	639
Research and development	1,827	3,440	4,109	6,321
Total operating expenses	11,743	14,628	26,505	27,088
Operating loss	(11,584)	(14,628)	(25,900)	(26,899)
Other income (expense):
Interest income	136	4	214	5
Interest expense	(223)	—	(257)	—
Change in fair value - Senior Secured Convertible Note	290	—	(499)	—
Loss on issue and offering costs - Senior Secured Convertible Note	—	—	(1,186)	—
Other income (expense), net	203	4	(1,728)	5
Loss before provision for income tax	(11,381)	(14,624)	(27,628)	(26,894)
Provision for income taxes	—	—	—	—
Net loss	$(11,381)	$(14,624)	$(27,628)	$(26,894)
Net loss per share - basic and diluted	$(0.27)	$(0.41)	$(0.67)	$(0.76)
Weighted average common shares outstanding, basic and diluted	41,833,823	35,760,492	41,404,547	35,443,526

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND SIX MONTHS ENDED June 30, 2023

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of March 31, 2023	13,625	13,625	41,753,603	$42	$125,561	$(114,322)	$24,906
Stock-based compensation - Lucid Diagnostics Inc.	—	—	—	—	1,165	—	1,165
Stock-based compensation - PAVmed Inc.	—	—	—	—	234	—	234
Issue common stock - vendor service agreement	—	—	100,000	—	147	—	147
Net loss	—	—	—	—	—	(11,381)	(11,381)
Balance as of June 30, 2023	13,625	$13,625	41,853,603	$42	$127,107	$(125,703)	$15,071

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	—	$—	40,518,792	$41	$121,081	$(98,075)	$23,047
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	3,982	—	3,982
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	625	—	625
Vest - restricted stock awards	—	—	219,320	—	—	—	—
APA-RDx - Termination payment	—	—	553,436	—	713	—	713
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	230,068	1	283	—	284
Purchase - Employee Stock Purchase Plan	—	—	231,987	—	276	—	276
Issuance - Series A Preferred Stock	13,625	13,625	—	—	—	—	13,625
Issue common stock - vendor service agreement	—	—	100,000		147	—	147
Net loss	—	—	—	—	—	(27,628)	(27,628)
Balance as of June 30, 2023	13,625	$13,625	41,853,603	$42	$127,107	$(125,703)	$15,071

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND SIX MONTHS ENDED June 30, 2022

(in thousands except number of shares and per share data - unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of March 31, 2022	35,171,796	$35	$100,630	$(54,174)	$46,491
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	705,500	1	501	—	502
Stock-based compensation - Lucid Diagnostics Inc.	—	—	3,553	—	3,553
Stock-based compensation - PAVmed Inc.	—	—	290	—	290
CapNostics, LLC	—	—	(210)	—	(210)
APA-RDx - Installment Payment	117,371	—	239	—	239
Net loss	—	—	—	(14,624)	(14,624)
Balance as of June 30, 2022	35,994,667	$36	$105,003	$(68,798)	$36,241

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	34,917,907	$35	$96,608	$(41,904)	$54,739
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	959,389	1	687	—	688
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	7,091	—	7,091
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	588	—	588
CapNostics, LLC	—	—	(210)	—	(210)
APA-RDx - Installment Payment	117,371	—	239	—	239
Net loss	—	—	—	(26,894)	(26,894)
Balance as of June 30, 2022	35,994,667	$36	$105,003	$(68,798)	$36,241

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(27,628)	$(26,894)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,245	728
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	3,982	7,091
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	625	588
Change in fair value - Senior Secured Convertible Note	499	—
Loss on issue - Senior Secured Convertible Note	1,111	—
APA-RDx: Issue common stock - settle termination payment	713	239
Issue common stock - vendor service agreement	23	—
Changes in operating assets and liabilities:
Accounts receivable	(18)	200
Prepaid expenses and other current assets	(1,120)	(748)
Accounts payable	(419)	916
Accrued expenses and other current liabilities	1,193	132
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	5,737	(1,333)
Net cash flows used in operating activities	(14,057)	(19,081)

Cash flows from investing activities
Purchase of equipment	(32)	(384)
Asset acquisition	—	(2,200)
Net cash flows used in investing activities	(32)	(2,584)

Cash flows from financing activities
Proceeds – issue of preferred stock	13,625	—
Proceeds – issue of Senior Convertible Note	10,000	—
Proceeds – issue of common stock – Committed Equity Facility	284	—
Proceeds – exercise of stock options	—	688
Proceeds – issue common stock – Employee Stock Purchase Plan	276	—
Net cash flows provided by financing activities	24,185	688

Net increase (decrease) in cash	10,096	(20,977)
Cash, beginning of period	22,474	53,656
Cash, end of period	$32,570	$32,679

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

The Company believes that its flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread tool for the early detection of esophageal precancer in at-risk gastroesophageal reflux disease (“GERD,” also commonly known as chronic heartburn, acid reflux or simply reflux) patients. Early detection of esophageal precancer allows patients to undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, in an effort to prevent progression to esophageal cancer.

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory, for testing and analyses using our proprietary EsoGuard NGS DNA assay.

EsoCheck is an FDA 510(k) and CE Mark cleared noninvasive swallowable balloon capsule catheter device capable of sampling surface esophageal cells in a less than five-minute office procedure. It consists of a vitamin pill-sized rigid plastic capsule tethered to a thin silicone catheter from which a soft silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When vacuum suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal. The Company believes that this proprietary Collect+Protect™ technology makes EsoCheck the only noninvasive esophageal cell collection device capable of such anatomically targeted and protected sampling.

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly test for the early detection of EAC and Barrett’s Esophagus (“BE”), including dysplastic BE and related pre-cursors to EAC in patients with chronic GERD.

The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions. Notwithstanding, however, with the cash on-hand as of the date hereof and committed equity sources of financing, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended June 30, 2023.

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

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2022 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

The consolidated results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2023.

All amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and the determination of corresponding carrying value reserves, if any, and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of debt obligations, stock-based equity awards and intangible assets. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

As of June 30, 2023 and December 31, 2022, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have an impact on the Company’s unaudited condensed consolidated financial statements.

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

Revenue Recognized

In the three and six months ended June 30, 2023, the Company recognized revenue of $159 and $605, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three and six months ended June 30, 2022 was $0 and $189, which solely reflects the revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and six months ended June 30, 2023, the cost of revenue was $1,549 and $2,887, respectively, and was primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three and six months ended June 30, 2022 was $0 and $369, which solely reflects the costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022. In the three months ended June 30, 2022, laboratory operations costs are included in operating expenses as general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of Revenue
CWRU – Royalty Fees	$10	$—	$34	$9

General and Administrative Expense
Stock-based compensation expense – Physician Inventors’ restricted stock awards	—	272	180	544

Research and Development Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	—	209	389	209
Fees - Physician Inventors’ consulting agreements	9	10	10	18
Sponsored research agreement	—	—	—	3
Stock-based compensation expense – Physician Inventors’ stock options	52	52	105	99
Total Related Party Expenses	$71	$543	$718	$882

PAVmed Inc. - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA does not have a termination date, but may be terminated by the Company’s board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. The respective companies’ boards of directors approved a seventh amendment to the MSA to increase the MSA Fee to $750 per month, effective January 1, 2023, which was entered into by PAVmed and the Company on May 9, 2023. During the three and six months ended June 30, 2022, MSA Fees were $390 per month.

Note 4 — Related Party Transactions - continued

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales & Marketing	109	183	218	383
General & Administrative	1,554	640	3,108	1,284
Research & Development	587	347	1,174	673
Total MSA Fee	$2,250	$1,170	$4,500	$2,340

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

Note 5 — Due To PAVmed Inc.

The aggregate Due To: PAVmed Inc. for the periods indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2022	$1,650	$3,026	$284	$4,960
MSA fees	4,500	—	—	4,500
ERC - Payroll & Benefits	—	922	—	922
On Behalf Of (OBO) activities	—	—	601	601
Cash payments to PAVmed Inc.	—	—	(286)	(286)
Balance - June 30, 2023	$6,150	$3,948	$599	$10,697

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

Note 7 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2023	December 31, 2022
Advanced payments to service providers and suppliers	$344	$371
Prepaid insurance	171	52
Deposits	2,587	1,331
EsoCheck cell collection supplies	39	59
EsoGuard mailer supplies	3	52
Total prepaid expenses, deposits and other current assets	$3,144	$1,865

Note 8 — Leases

During the six months ended June 30, 2023, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases for additional Lucid Test Centers.

The Company’s future lease payments as of June 30, 2023, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2023 (remainder of year)	$611
2024	1,133
2025	127
2026	63
2027	24
Total lease payments	$1,958
Less: imputed interest	(127)
Present value of lease liabilities	$1,831

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$583	$453
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$341	$2,448
Weighted-average remaining lease term - operating leases (in years)	1.80	2.48
Weighted-average discount rate - operating leases	7.875%	7.875%

As of June 30, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases were $1,835 and $2,008, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company had outstanding operating lease obligations of $1,831 and $1,999, respectively, of which $1,099 and $962, respectively, are reported in operating lease liabilities, current portion and $732 and $1,037, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 9 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	June 30, 2023	December 31, 2022
Defensive technology	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	$3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(2,870)	(1,860)
Intangible Assets, net		$2,435	$3,445

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

Amortization expense of the intangible assets discussed above was $505 and $639 for the three month periods ended June 30, 2023 and 2022, respectively, and $1,010 and $639 for the six month periods ended June 30, 2023 and 2022, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2023 (remainder of year)	$1,011
2024	688
2025	421
2026	315
Total	$2,435

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
June 30, 2023
March 2023 Senior Convertible Note	$—	$—	$11,610	$11,610
Totals	$—	$—	$11,610	$11,610

[1]	There were no transfers between the respective Levels during the period ended June 30, 2023.

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

The estimated fair value of the March 2023 Senior Convertible Note as of each of March 21, 2023 and June 30, 2023 were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	March 2023 Senior Convertible Note: March 21, 2023	March 2023 Senior Convertible Note: June 30, 2023
Fair Value	$11,900	$11,610
Face value principal payable	$11,111	$11,111
Required rate of return	11.00%	11.00%
Conversion Price	$5.00	$5.00
Value of common stock	$1.54	$1.39
Expected term (years)	2.00	1.73
Volatility	75.00%	70.00%
Risk free rate	4.09%	4.89%
Dividend yield	—%	—%

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

Note 11 — Debt

The fair value and face value principal outstanding of the March 2023 Senior Convertible Note as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,111	$11,610
Balance as of June 30, 2023				$11,111	$11,610

The changes in the fair value of debt during the three and six months ended June 30, 2023 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2022	$—	$—
Face value principal – issue date	11,111	—
Fair value adjustment – issue date	789	(789)
Change in fair value	—	—
Fair Value at March 31, 2023	$11,900
Other Income (Expense) - Change in fair value – three months ended March 31, 2023		$(789)

Change in fair value	(290)	290
Fair Value at June 30, 2023	$11,610
Other Income (Expense) - Change in fair value – three months ended June 30, 2023		$290
Other Income (Expense) - Change in fair value – six months ended June 30, 2023		$(499)

March 2023 Senior Secured Convertible Note

Lucid Diagnostics entered into a Securities Purchase Agreement (“SPA”) dated March 13, 2023, with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), wherein Lucid agreed to sell, and the Investor agreed to purchase, an aggregate of $11.1 million face value principal of debt.

Under the SPA, Lucid issued in a registered direct offering under its effective shelf registration statement a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “March 2023 Senior Convertible Note”, with such note having a $11.1 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of March 21, 2025. The March 2023 Senior Convertible Note may be converted into shares of common stock of the Company at the Holder’s election.

The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs. The lender fee and offering costs were recognized as of the March 21, 2023 issue date as a current period expense in other income (expense) in the Company’s unaudited condensed consolidated statement of operations.

During the period from March 21, 2023 to September 20, 2023, Lucid is required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid in cash interest expense of $219 and $243 for the three and six months ended June 30, 2023, respectively.

Note 11 — Debt - continued

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

Note 12 — Stock-Based Compensation

Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan

The Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan (“Lucid Diagnostics 2018 Equity Plan”) is separate and apart from the PAVmed 2014 Equity Plan discussed below. The Lucid Diagnostics 2018 Equity Plan is designed to enable Lucid Diagnostics to offer employees, officers, directors, and consultants, an opportunity to acquire shares of common stock of Lucid Diagnostics. The types of awards that may be granted under the Lucid Diagnostics 2018 Equity Plan include stock options, stock appreciation rights, restricted stock, and other stock-based awards subject to limitations under applicable law. All awards are subject to approval by the Lucid Diagnostics compensation committee.

A total of 11,644,000 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 3,936,554 shares available for grant as of June 30, 2023. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2023.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	2,732,500	$1.31
Exercised	—	$—
Forfeited	(347,915)	$2.57
Outstanding stock options at June 30, 2023(3)	4,949,962	$2.17	8.7	$641
Vested and exercisable stock options at June 30, 2023	1,374,179	$2.76	6.9	$440

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of June 30, 2023 and December 31, 2022 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2023 and December 31, 2022.

Note 12 — Stock-Based Compensation - continued

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

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44
Granted	—	—
Vested	(219,320)	11.27
Forfeited	—	—
Unvested restricted stock awards as of June 30, 2023	1,872,100	$11.46

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan as of December 31, 2022. These 50,000 restricted stock awards were fully vested during the period ended June 30, 2023.

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$16	$—	$28	$—
Lucid Diagnostics 2018 Equity Plan – sales and marketing	247	215	470	480
Lucid Diagnostics 2018 Equity Plan - general and administrative	836	3,313	3,348	6,514
Lucid Diagnostics 2018 Equity Plan - research and development	66	26	136	97
PAVmed 2014 Equity Plan - cost of revenue	9	—	16	—
PAVmed 2014 Equity Plan - sales and marketing	120	161	253	336
PAVmed 2014 Equity Plan - general and administrative	8	77	164	145
PAVmed 2014 Equity Plan - research and development	97	52	192	107
Total stock-based compensation expense	$1,399	$3,844	$4,607	$7,679

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

Note 12 — Stock-Based Compensation - continued

As of June 30, 2023, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$4,129	2.3
Restricted Stock Awards	$1,141	1.1
PAVmed 2014 Equity Plan
Stock Options	$861	2.0

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.87 per share and $1.48 per share during the periods ended June 30, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2023	2022
Expected term of stock options (in years)	5.6	5.7
Expected stock price volatility	75%	71%
Risk free interest rate	3.7%	3.0%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $276 on March 31, 2023 under the Lucid ESPP. The Lucid ESPP has a total reservation of 1,000,000 shares of common stock of which 683,983 shares are available-for-issue as of June 30, 2023. In January 2023, the number of shares available-for-issue was increased by 500,000 in accordance with the evergreen provisions of the plan.

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

Each share of Series A Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations into such number of shares of the Company’s common stock, equal to the number of Series A Preferred Shares to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion. The initial conversion price is $1.394, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of our common stock on March 7, 2025, the second anniversary of its issuance.

The Series A Preferred Stock will be senior to the Common Stock and any other class of the Company’s capital stock that is not by its terms senior to or pari passu with the Series A Preferred Stock.

Note 13 — Stockholders’ Equity - continued

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

Lucid Diagnostics Common Stock

In June 2023, the Company received shareholder approval to issue up to 200 million shares of its common stock, an increase of 100 million shares.

As of June 30, 2023 and December 31, 2022 there were 41,853,603 and 40,518,792 shares of common stock issued and outstanding, respectively. As of June 30, 2023, PAVmed holds 31,302,420 shares, representing a majority-interest equity ownership and PAVmed has a controlling financial interest in the Company.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of June 30, 2023.

In November 2022, the Company entered into an “at-the-market offering” (“ATM”) for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor Fitzgerald & Co. In the six months ended June 30, 2023, the Company sold 230,068 shares through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions. No shares were sold under the at-the-market equity facility during the three months ended June 30, 2023.

Note 14 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator
Net loss	$(11,381)	$(14,624)	$(27,628)	$(26,894)

Denominator
Weighted average common shares outstanding, basic and diluted	41,833,823	35,760,492	41,404,547	35,443,526

Net loss per share
Net loss per share - basic and diluted	$(0.27)	$(0.41)	$(0.67)	$(0.76)

Basic weighted-average number of shares of common stock outstanding for the periods ended June 30, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2023	2022

Stock options	4,949,962	2,459,666
Unvested restricted stock awards	1,872,100	2,260,740
Preferred stock	13,695,850	—
Total	20,517,912	4,720,406

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”) including the following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	our regulatory and operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic and other health-related emergencies;
●	risks related to our relationship with PAVmed; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

We believe that our flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread tool for the early detection of esophageal precancer, including Barrett’s Esophagus (“BE”), in at-risk GERD patients. Early detection of esophageal precancer allows patients to undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, in an effort to prevent progression to esophageal cancer.

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). The assay was evaluated in a 408-patient multicenter case-control study published in Science Translational Medicine and showed greater than 90% sensitivity and specificity at detecting esophageal precancer and all conditions along the BE-EAC spectrum, including on samples collected with EsoCheck (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848). EsoGuard is commercially available in the U.S. as a Laboratory Developed Test (LDT) performed at our CLIA-certified laboratory. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory, for testing and analyses using EsoGuard.

Overview - continued

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly test for the early detection of EAC and BE, including dysplastic BE and related precursors to EAC in patients with chronic GERD.

Recent Developments

Business

Status of Clinical Trials

Lucid is currently seeking to accelerate its collection of clinical utility data through a range of trials that can be efficiently executed. These efforts include a planned investigator-initiated, retrospective analysis of prospectively collected data on the 391 San Antonio fire fighters who underwent testing as part of a community-sponsored cancer awareness event described below (in respect of which we expect to publish results in the second half of 2023); a virtual-patient randomized controlled trial with intended recruitment of at least 100 physician participants (in respect of which we expect to publish results this year); a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and a Lucid-sponsored registry at existing Lucid Test Centers, whereby all patients undergoing EsoCheck testing will be given the opportunity to provide informed consent and contribute data about their risk factors, EsoGuard results, and subsequent diagnostic and/or therapeutic journey. Both Lucid-sponsored observational/registry studies expect to have preliminary results and/or interim analysis submitted for peer review before the end of 2023.

#CheckYourFoodTube Events

In January 2023, Lucid completed its first #CheckYourFoodTube Precancer Testing Event, with the San Antonio Fire Department (the “SAFD”) during Firefighter Cancer Awareness Month as designated by the International Association of Fire Fighters (IAFF). A total of 391 members who were deemed to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by our clinical personnel using EsoCheck. Firefighters with suspected esophageal precancer based on a positive EsoGuard result were identified, including some less than 40 years of age, and will undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, to prevent progression to esophageal cancer.

Since then, additional testing events have been hosted with the SAFD, and similar events have been held with fire departments throughout the country. These events are ongoing and are an extension of Lucid’s satellite Lucid Test Center (“sLTC”) program, which brings Lucid precancer testing directly to patients—at their physician’s office and now at testing day events.

Launch of EsoGuard #CheckYourFoodTube Mobile Testing Unit

In June 2023, Lucid launched its first EsoGuard #CheckYourFoodTube Mobile Test Unit (“mobile testing unit”), with the inaugural mobile testing unit event being held in Sarasota, Florida. The mobile testing unit is another channel by which we are bringing EsoGuard testing to at-risk patients.

Launch of Direct Contracting Strategic Initiative

In March 2023, we launched a Direct Contracting Strategic Initiative (“DCSI”) to engage directly with large Administrative Services Only (“ASO”) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies. In August 2023, the company announced it had contracted with the Ancira Automotive Group as a result of this initiative, providing access to esophageal precancer testing for its employees at all 12 San Antonio locations.

New Revenue Cycle Management Provider

In May 2023, Lucid began to transition claims submission responsibility to a new revenue cycle management provider that offered more robust capabilities for, among other things, claims processing and appeals. The provider upgrade has been completed and claim submissions resumed in June 2023. Since completing the transition, the upgrade has demonstrated an improvement in speed of collections, turnaround time to claim submission, percentage of claims paid, and actionable data for appeals.

Financing

Series A Preferred Stock Offering

On March 7, 2023, we entered into subscription agreements for the sale of 13,625 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”). Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance (or, if later, the effective date of an increase in our authorized share capital or the effective date of a registration statement covering the resale of the underlying shares), and automatically converts into shares of our common stock on the second anniversary of its issuance. The terms of the Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (“SPA”) with an accredited institutional investor, pursuant to which we agreed to sell, and the investor agreed to purchase, a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Senior Convertible Note”). We issued the March 2023 Senior Convertible Note on March 21, 2023 pursuant to the SPA. The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

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

ATM Facility

In November 2022, Lucid Diagnostics entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. (“Cantor”). In the six months ended June 30, 2023, we sold 230,068 shares through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold through our at-the-market equity facility during the three months ended June 30, 2023.

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

For the previously terminated EsoGuard Commercialization Agreement in February 2022, the cost of revenue recognized is inclusive of: a royalty fee incurred under the Amended CWRU License Agreement (as defined in Note 4, Related Party Transactions, to our accompanying unaudited condensed consolidated financial statements); the cost of EsoCheck devices and EsoGuard mailers (cell sample shipping costs); and Lucid Test Centers operating expenses, including rent expense and supplies.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales and marketing activities, as well as the portion of the MSA Fee allocated to sales and marketing expenses, which are principally costs related to PAVmed employees who are performing services for the Company. We anticipate our sales and marketing expenses will increase in the future, to the extent we expand our commercial sales and marketing operations as resources permit and insurance reimbursement coverage for our EsoGuard test expands.

General and administrative expenses

General and administrative expenses consist primarily of professional fees for accounting, tax, audit and legal services (including those fees incurred as a result of our being a public company), consulting fees, expenses associated with obtaining and maintaining patents within our intellectual property portfolio, and certain employee costs, along with the portion of the MSA Fee (as defined in Note 4, Related Party Transactions, to our accompanying unaudited condensed consolidated financial statements) allocated to general and administrative expenses.

We anticipate our general and administrative expenses will increase in the future to the extent our business operations grow. Furthermore, we anticipate continued expenses related to being a public company, including fees and expenses for audit, legal, regulatory, tax-related services, insurance premiums and investor relations costs associated with maintaining compliance as a public company.

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the development of our technologies and conducting clinical trials, including:

●	costs associated with regulatory filings;
●	patent license fees;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes; and
●	MSA Fee allocated to research and development.

We plan to incur research and development expenses for the foreseeable future as we continue the development of our existing products as well as new innovations. Our research and development activities, including our clinical trials, are focused principally on facilitating insurer reimbursement, encouraging physician adoption and developing product improvements or extending the utility of the lead products in our pipeline, including EsoCheck and EsoGuard.

Results of Operations - continued

Overview - continued

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented as dollars in millions, except for share and per share amounts.

Three months ended June 30, 2023 as compared to three months ended June 30, 2022

Revenue

In the three months ended June 30, 2023, revenue was $0.2 million as compared to $0.0 million for the corresponding period in the prior year. The $0.2 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory, as compared to revenue from the EsoGuard Commercialization Agreement with RDx, in the prior year period, which was terminated on February 25, 2022 when the Company transitioned to its own laboratory operations.

Cost of revenue

In the three months ended June 30, 2023, cost of revenue was approximately $1.5 million as compared to $0.0 million for the corresponding period in the prior year. The $1.5 million increase was principally related to:

●	approximately $0.6 million increase in laboratory facility and operations costs;
●	approximately $0.5 million increase in EsoCheck and EsoGuard supplies costs; and
●	approximately $0.4 million increase in compensation related costs.

Sales and marketing expenses

In the three months ended June 30, 2023, sales and marketing costs were approximately $4.0 million as compared to $3.9 million for the corresponding period in the prior year. The net increase of $0.1 million was principally related to:

●	approximately $0.6 million increase in compensation related costs principally as a result of an increase in headcount;
●	approximately $0.1 million increase in facility costs; and
●	approximately $0.6 million decrease in third party marketing expenses.

General and administrative expenses

In the three months ended June 30, 2023, general and administrative costs were approximately $3.8 million as compared to $6.7 million for the corresponding period in the prior year. The net decrease of $2.8 million was principally related to:

●	approximately $0.9 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $2.5 million decrease in stock-based compensation from RSA and stock option grants to Lucid employees and non-employees; and
●	approximately $1.2 million decrease related to the termination of the MSA-RDx and lower general business expenses primarily related to reduced insurance premiums and reduced third-party consulting fees and professional recruiting services.

Results of Operations - continued

Three months ended June 30, 2023 as compared to three months ended June 30, 2022 - continued

Research and development expenses

In the three months ended June 30, 2023, research and development costs were approximately $1.8 million, compared to $3.4 million for the corresponding period in the prior year. The net decrease of $1.6 million was principally related to:

●	approximately $1.8 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCure; and
●	approximately $0.2 million increase in compensation related costs.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets remained relatively level in the three months ended June 30, 2023, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended June 30, 2023, the change in the fair value of our convertible note was approximately $0.3 million of income, related to the March 2023 Senior Convertible Note. The March 2023 Convertible Note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized a $0.8 million fair value non-cash expense on the issue date.

See Note 11, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

Results of Operations - continued

Six months ended June 30, 2023 as compared to six months ended June 30, 2022

Revenue

In the six months ended June 30, 2023, revenue was $0.6 million as compared to $0.2 million for the corresponding period in the prior year. The $0.4 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory, as compared to revenue from the EsoGuard Commercialization Agreement with RDx, in the prior year period, which was terminated on February 25, 2022 when the Company transitioned to its own laboratory operations.

Cost of revenue

In the six months ended June 30, 2023, cost of revenue was approximately $2.9 million as compared to $0.4 million for the corresponding period in the prior year. The $2.5 million increase was principally related to:

●	approximately $1.1 million increase in laboratory facility and operations costs;
●	approximately $0.9 million increase in EsoCheck and EsoGuard supplies costs; and
●	approximately $0.5 million increase in compensation related costs.

Sales and marketing expenses

In the six months ended June 30, 2023, sales and marketing costs were approximately $8.2 million as compared to $7.2 million for the corresponding period in the prior year. The net increase of $1.0 million was principally related to:

●	approximately $1.9 million increase in compensation related costs principally as a result of an increase in headcount; and
●	approximately $0.9 million decrease in third party marketing expenses.

General and administrative expenses

In the six months ended June 30, 2023, general and administrative costs were approximately $10.3 million as compared to $12.6 million for the corresponding period in the prior year. The net decrease of $2.3 million was principally related to:

●	approximately $1.8 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $3.1 million decrease in stock-based compensation from RSA and stock option grants to Lucid employees and non-employees; and
●	approximately $1.0 million decrease related to the termination of the MSA-RDx and lower general business expenses primarily related to reduced insurance premiums and reduced third-party consulting fees and professional recruiting services.

Results of Operations - continued

Six months ended June 30, 2023 as compared to six months ended June 30, 2022 - continued

Research and development expenses

In the six months ended June 30, 2023, research and development costs were approximately $4.1 million, compared to $6.3 million for the corresponding period in the prior year. The net decrease of $2.2 million was principally related to:

●	approximately $2.9 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCure;
●	approximately $0.5 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.2 million increase in compensation related costs.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets remained relatively level in the six months ended June 30, 2023, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the six months ended June 30, 2023, the change in the fair value of our convertible note was approximately $0.5 million of expense, related to the March 2023 Senior Convertible Note. The March 2023 Convertible Note was initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value as of the reporting period date. The Company initially recognized a $0.8 million fair value non-cash expense on the issue date.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the six months ended June 30, 2023, in connection with the issue of the March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fee and offering costs paid by us.

See Note 11, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard. We are pursuing commercialization across multiple sales channels, including: the communication to and education of medical practitioners and clinicians regarding EsoGuard; the establishment of Lucid Diagnostics Test Centers for the collection of cell samples using EsoCheck; the launch of the mobile testing unit; ongoing #CheckYourFoodTube testing days; and our direct contracting strategic initiative. Additionally, we are developing expanded clinical evidence to support insurance reimbursement adoption by government and private insurers. Further, as resources permit, the Company also intends to pursue development of other products and services, including EsoCure, an Esophageal Ablation Device.

Our ability to generate revenue depends upon our ability to successfully advance the commercialization of EsoGuard, including significantly expanding insurance reimbursement coverage, while also completing the clinical studies, product and service development, and necessary regulatory approval thereof. There are no assurances, however, we will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of our products and services.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We experienced a net loss of approximately $27.6 million and used approximately $14.1 million of cash in operations for the six months ended June 30, 2023. Financing activities provided $24.2 million of cash during the six months ended June 30, 2023. We ended the quarter with cash on-hand of $32.6 million as of June 30, 2023. We expect to continue to experience recurring losses and negative cash flow from operations and will continue to fund our operations with debt and equity financing transactions. Notwithstanding, however, with our cash on-hand as of the date hereof and the committed equity sources of financing described below, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Form 10-Q.

Series A Preferred Stock Offering

On March 7, 2023, we entered into subscription agreements for the sale of 13,625 shares of Series A Preferred Stock. Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance (or, if later, the effective date of an increase in our authorized share capital or the effective date of a registration statement covering the resale of the underlying shares), and automatically converts into shares of our common stock on the second anniversary of its issuance. The terms of the Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into the SPA with an accredited institutional investor, pursuant to which we agreed to sell, and the investor agreed to purchase the March 2023 Senior Secured Convertible Note with a face value principal of $11.1 million. We issued the March 2023 Senior Convertible Note on March 21, 2023 pursuant to the SPA. The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

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

Under the March 2023 Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company is also subject to financial covenants requiring that (i) the amount of our available cash equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) the Company’s average market capitalization over the prior ten trading days, not exceed 30%, and (iii) that the Company’s market capitalization shall at no time be less than $30 million (the “Financial Tests”). As of June 30, 2023, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of common stock of the Company were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of June 30, 2023. No shares were sold through this facility during the three months ended June 30, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the six months ended June 30, 2023, we sold 230,068 shares through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold through our at-the-market equity facility during the three months ended June 30, 2023.

Due To: PAVmed Inc.

Since our inception in May 2018 through our IPO in October 2021, our operations were funded by PAVmed providing working capital cash advances and by PAVmed paying certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be conducted in part by personnel employed by PAVmed, for which we incur an MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the Company and PAVmed boards of directors. In this regard, in May 2023, the respective companies’ boards of directors approved a seventh amendment to the MSA to increase the MSA Fee to $750 per month, effective January 1, 2023. Pursuant to the MSA, as amended by the seventh amendment, the parties agreed PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, more than 7,709,836 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the sixth amendment).

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

As of June 30, 2023, we had a Due To: PAVmed Inc. payment obligation liability of approximately $10.7 million, which liability is primarily comprised of our obligations under the PBERA and the MSA, as well other operating expenses paid by PAVmed on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Due To PAVmed Inc.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023, except as otherwise noted in “Fair Value Option (“FVO”) Election” subsection of Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included herein in this Form 10-Q with respect to the March 2023 Senior Convertible Note. We determined upon the issuance of our March 2023 Senior Convertible Note to elect the fair value option. At issuance, the carrying value of the March 2023 Senior Convertible Note was recorded at estimated fair value. The estimated fair values reported utilized Lucid’s common stock price along with certain Level 3 inputs, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price. We remeasure the March 2023 Senior Convertible Note to its estimated fair value at each reporting period using valuation techniques similar to those applied at issuance. The change in the fair value is recognized as other income (expense) in the statement of operations. A significant change in the volatility could have a material impact to the carrying value of the March 2023 Senior Convertible Note as well as the amount of change recognized during the period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internals control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of our business, particularly as it begins commercialization of its products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in our current reports on Form 8-K, we did not sell any unregistered securities or repurchase any of our securities during the three months ended June 30, 2023.

On October 14, 2021, we completed our initial public offering (“IPO”) of our common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721). As of June 30, 2023, of the net proceeds of $64.4 million, approximately $57.5 million has been used, in a manner consistent with the use of proceeds set forth in the prospectus for our IPO, as follows: approximately $5.3 million of net repayments of Due To: PAVmed Inc.; approximately $5.0 million for the purchase of our laboratory equipment, software, and its operating expenses; and $47.2 million of working capital expenditures. None of the proceeds have been paid to any of our directors, officers, 10% stockholders, or affiliates, other than as described above.

Item 5. Other Information

None.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

August 14, 2023	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.1	Seventh Amendment to Management Services Agreement, dated as of May 9, 2023, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q	10.7	5/15/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

‡ Certain exhibits and schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

