Form 10-Q
period 2023-09-30
Lucid Diagnostics Inc.
filed 2023-11-13
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

(917) 813-1828

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each Exchange on which Registered
Common Stock, $0.001 par value per share	LUCD	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of ”large accelerated filer”, “accelerated filer” , “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2023 there were 44,667,304 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

TABLE OF CONTENTS

		Page
	Part I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2023 and 2022	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2023 and 2022	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and 2022	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4.	Controls and Procedures	29

	Part II - Other Information

Item 1.	Legal Proceedings	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
	Signature	31
	Exhibit Index	32

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash	$24,050	$22,474
Accounts receivable	21	17
Prepaid expenses, deposits, and other current assets	3,232	1,865
Total current assets	27,303	24,356
Fixed assets, net	1,284	1,592
Operating lease right-of-use assets	1,594	2,008
Intangible assets, net	1,929	3,445
Other assets	1,134	1,108
Total assets	$33,244	$32,509
Liabilities, Preferred Stock and Stockholders’ Equity
Current liabilities:
Accounts payable	$994	$1,056
Accrued expenses and other current liabilities	3,326	1,447
Operating lease liabilities, current portion	1,128	962
Senior Secured Convertible Note - at fair value	14,490	—
Due To: PAVmed Inc. - MSA Fee and operating expenses	10,286	4,960
Total current liabilities	30,224	8,425
Operating lease liabilities, less current portion	464	1,037
Total liabilities	30,688	9,462
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series A Convertible Preferred Stock, issued and outstanding 13,625 at September 30, 2023 and no shares issued and outstanding at December 31, 2022	13,625	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 42,329,864 and 40,518,792 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	42	41
Additional paid-in capital	128,800	121,081
Accumulated deficit	(139,911)	(98,075)
Total Stockholders’ Equity	2,556	23,047
Total Liabilities and Stockholders’ Equity	$33,244	$32,509

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$783	$76	$1,388	$265
Operating expenses:
Cost of revenue	1,634	1,626	4,522	1,996
Sales and marketing	3,837	3,930	11,996	11,121
General and administrative	4,320	5,688	15,049	18,465
Amortization of acquired intangible assets	505	505	1,516	1,144
Research and development	1,615	2,704	5,334	8,815
Total operating expenses	11,911	14,453	38,417	41,541
Operating loss	(11,128)	(14,377)	(37,029)	(41,276)
Other income (expense):
Interest income	116	28	330	33
Interest expense	(149)	—	(405)	—
Change in fair value - Senior Secured Convertible Note	(3,021)	—	(3,520)	—
Loss on issue and offering costs - Senior Secured Convertible Note	—	—	(1,186)	—
Debt extinguishments loss - Senior Secured Convertible Note	(26)	—	(26)	—
Other income (expense), net	(3,080)	28	(4,807)	33
Loss before provision for income tax	(14,208)	(14,349)	(41,836)	(41,243)
Provision for income taxes	—	—	—	—
Net loss	$(14,208)	$(14,349)	$(41,836)	$(41,243)
Net loss per share - basic and diluted	$(0.34)	$(0.39)	$(1.01)	$(1.15)
Weighted average common shares outstanding, basic and diluted	41,862,805	36,405,945	41,558,979	35,767,857

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND NINE MONTHS ENDED September 30, 2023

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2023	13,625	13,625	41,853,603	$42	$127,107	$(125,703)	$15,071
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,032	—	1,032
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	220	—	220
Vest - restricted stock awards	—	—	84,660	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	115,388	—	166	—	166
Purchase - Employee Stock Purchase Plan	—	—	276,213	—	275	—	275
Net loss	—	—	—	—	—	(14,208)	(14,208)
Balance as of September 30, 2023	13,625	$13,625	42,329,864	$42	$128,800	$(139,911)	$2,556

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	—	$—	40,518,792	$41	$121,081	$(98,075)	$23,047
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	5,014	—	5,014
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	845	—	845
Vest - restricted stock awards	—	—	303,980	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	115,388	—	166	—	166
APA-RDx - Termination payment	—	—	553,436	—	713	—	713
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	230,068	1	283	—	284
Purchase - Employee Stock Purchase Plan	—	—	508,200	—	551	—	551
Issuance - Series A Preferred Stock	13,625	13,625	—	—	—	—	13,625
Issue common stock - vendor service agreement	—	—	100,000		147	—	147
Net loss	—	—	—	—	—	(41,836)	(41,836)
Balance as of September 30, 2023	13,625	$13,625	42,329,864	$42	$128,800	$(139,911)	$2,556

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND NINE MONTHS ENDED September 30, 2022

(in thousands except number of shares and per share data - unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2022	35,994,667	$36	$105,003	$(68,798)	$36,241
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	5,327	—	6	—	6
Stock-based compensation - Lucid Diagnostics Inc.	—	—	3,280	—	3,280
Stock-based compensation - PAVmed Inc.	—	—	291	—	291
Vest - restricted stock awards	169,320	—	—	—	—
APA-RDx - Installment Payment	82,618	—	188	—	188
Issuance - Committed Equity Facility, net of deferred financing charges	680,263	1	1,766	—	1,767
Purchase - Employee Stock Purchase Plan	84,030	—	109	—	109
Net loss	—	—	—	(14,349)	(14,349)
Balance as of September 30, 2022	37,016,225	$37	$110,643	$(83,147)	$27,533

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	34,917,907	$35	$96,608	$(41,904)	$54,739
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	964,716	1	693	—	694
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	10,371	—	10,371
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	880	—	880
Vest - restricted stock awards	169,320	—	—	—	—
CapNostics, LLC	—	—	(211)	—	(211)
APA-RDx - Installment Payment	199,989	—	427	—	427
Issuance - Committed Equity Facility, net of deferred financing charges	680,263	1	1,766	—	1,767
Purchase - Employee Stock Purchase Plan	84,030	—	109	—	109
Net loss	—	—	—	(41,243)	(41,243)
Balance as of September 30, 2022	37,016,225	$37	$110,643	$(83,147)	$27,533

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(41,836)	$(41,243)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,870	1,321
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	5,014	10,371
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	845	880
Change in fair value - Senior Secured Convertible Note	3,520	—
Loss on issue - Senior Secured Convertible Note	1,111	—
Debt extinguishment loss - Senior Secured Convertible Note	26	—
APA-RDx: Issue common stock - settle termination payment	713	427
Issue common stock - vendor service agreement	23	—
Changes in operating assets and liabilities:
Accounts receivable	(4)	169
Prepaid expenses and other current assets	(1,262)	171
Accounts payable	(62)	(388)
Accrued expenses and other current liabilities	1,878	16
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	5,326	2,849
Net cash flows used in operating activities	(22,838)	(25,427)

Cash flows from investing activities
Purchase of equipment	(46)	(705)
Asset acquisition	—	(3,200)
Net cash flows used in investing activities	(46)	(3,905)

Cash flows from financing activities
Proceeds – issue of preferred stock	13,625	—
Proceeds – issue of Senior Convertible Note	10,000	—
Proceeds – issue of common stock – Committed Equity Facility	—	1,807
Proceeds – issue of common stock – At-The-Market Facility	284	—
Proceeds – exercise of stock options	—	694
Proceeds – issue common stock – Employee Stock Purchase Plan	551	109
Net cash flows provided by financing activities	24,460	2,610

Net increase (decrease) in cash	1,576	(26,722)
Cash, beginning of period	22,474	53,656
Cash, end of period	$24,050	$26,934

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 —The Company

Description of the Business

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

The Company believes that its flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread tool for the early detection of esophageal precancer in at-risk GERD patients.. Early detection of esophageal precancer allows patients to undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, in an effort to prevent progression to esophageal cancer.

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory, for testing and analyses using our proprietary EsoGuard NGS DNA assay.

EsoCheck is a FDA 510(k) and CE Mark cleared noninvasive swallowable balloon capsule catheter device capable of sampling surface esophageal cells in a less than a five-minute office procedure. It consists of a vitamin pill-sized rigid plastic capsule tethered to a thin silicone catheter from which a soft silicone balloon with textured ridges emerges, when inflated, to gently swab surface esophageal cells. When vacuum suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal. The Company believes that this proprietary Collect+Protect™ technology makes EsoCheck the only noninvasive esophageal cell collection device capable of such anatomically targeted and protected sampling.

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly test for the early detection of EAC and Barrett’s Esophagus (“BE”), including dysplastic BE and related pre-cursors to EAC in patients with chronic GERD.

Liquidity

The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company expects to continue to experience recurring losses from operations and will continue to fund its operations with debt and equity financing transactions, including current obligations on the Company’s existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. Notwithstanding, however, with the cash on-hand as of the date hereof and committed equity sources of financing, conversion and refinancing of existing convertible notes, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Quarterly Report on Form 10-Q for the period ended September 30, 2023.

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

The consolidated results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2023 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 14, 2023.

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

As of September 30, 2023 and December 31, 2022, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

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

Note 3 — Revenue from Contracts with Customers - continued

Revenue Recognized

In the three and nine months ended September 30, 2023, the Company recognized revenue of $783 and $1,388, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three months ended September 30, 2022 was $76, resulting from the delivery of patient EsoGuard test results. The Company’s revenue for the nine months ended September 30, 2022 was $265, and includes the activity described for the three months ended September 30, 2022, along with the revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and nine months ended September 30, 2023, the cost of revenue was $1,634 and $4,522, respectively, and was primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three months ended September 30, 2022 was $1,626 and was primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the nine months ended September 30, 2022 was $1,996, and includes the activity described for the three months ended September 30, 2022, along with the costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 to February 25, 2022.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of Revenue
CWRU – Royalty Fees	$42	$4	$76	$13

General and Administrative Expense
Amended CWRU – License Agreement - reimbursement of patent legal fees	343	—	732	209
Stock-based compensation expense – Physician Inventors’ restricted stock awards	—	275	180	819

Research and Development Expense
Fees - Physician Inventors’ consulting agreements	5	15	15	32
Sponsored research agreement	—	4	—	6
Stock-based compensation expense – Physician Inventors’ stock options	52	52	157	151
Total Related Party Expenses	$442	$350	$1,160	$1,230

As of September 30, 2023, the Company had an outstanding payable of $820.

Note 4 — Related Party Transactions - continued

PAVmed Inc. - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA does not have a termination date, but may be terminated by the Company’s board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. The respective companies’ boards of directors approved a seventh amendment to the MSA to increase the MSA Fee to $750 per month, effective January 1, 2023, which was entered into by PAVmed and the Company on May 9, 2023. During the three months ended September 30, 2022, MSA fees were $550 per month. During the six months ended June 30, 2022, MSA Fees were $390 per month.

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales & Marketing	109	330	327	713
General & Administrative	1,621	891	4,729	2,175
Research & Development	520	429	1,694	1,102
Total MSA Fee	$2,250	$1,650	$6,750	$3,990

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

Note 5 — Due To PAVmed Inc.

The aggregate Due To: PAVmed Inc. for the periods indicated is summarized as follows:

	MSA Fees	Employee- Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2022	$1,650	$3,026	$284	$4,960
MSA fees	6,750	—	—	6,750
ERC - Payroll & Benefits	—	1,382	—	1,382
On Behalf Of (OBO) activities	—	—	841	841
Cash payments to PAVmed Inc.	(2,250)	(309)	(1,088)	(3,647)
Balance - September 30, 2023	$6,150	$4,099	$37	$10,286

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

Note 7 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2023	December 31, 2022
Advanced payments to service providers and suppliers	$273	$371
Prepaid insurance	44	52
Deposits	2,725	1,331
EsoCheck cell collection supplies	190	59
EsoGuard mailer supplies	—	52
Total prepaid expenses, deposits and other current assets	$3,232	$1,865

Note 8 — Leases

During the nine months ended September 30, 2023, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases for additional Lucid Test Centers.

The Company’s future lease payments as of September 30, 2023, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2023 (remainder of year)	$313
2024	1,161
2025	127
2026	63
2027	24
Total lease payments	$1,688
Less: imputed interest	(96)
Present value of lease liabilities	$1,592

Note 8 — Leases - continued

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$894	$689
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$380	$2,567
Weighted-average remaining lease term - operating leases (in years)	1.58	2.24
Weighted-average discount rate - operating leases	7.875%	7.875%

As of September 30, 2023 and December 31, 2022, the Company’s right-of-use assets from operating leases were $1,594 and $2,008, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company had outstanding operating lease obligations of $1,592 and $1,999, respectively, of which $1,128 and $962, respectively, are reported in operating lease liabilities, current portion and $464 and $1,037, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 9 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	September 30, 2023	December 31, 2022
Defensive technology	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	$3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(3,376)	(1,860)
Intangible Assets, net		$1,929	$3,445

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

Amortization expense of the intangible assets discussed above was $505 and $505 for the three month periods ended September 30, 2023 and 2022, respectively, and $1,516 and $1,144 for the nine month periods ended September 30, 2023 and 2022, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2023 (remainder of year)	$505
2024	688
2025	421
2026	315
Total	$1,929

Note 10 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
September 30, 2023
March 2023 Senior Convertible Note	$—	$—	$14,490	$14,490
Totals	$—	$—	$14,490	$14,490

[1]	There were no transfers between the respective Levels during the period ended September 30, 2023.

As discussed in Note 11, Debt, the Company issued a Senior Secured Convertible Note dated March 21, 2023 with a $11.1 million face value principal (“March 2023 Senior Convertible Note”). The convertible note is accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The estimated fair value of the March 2023 Senior Convertible Note as of each of March 21, 2023 and September 30, 2023 were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	March 2023 Senior Convertible Note: March 21, 2023	March 2023 Senior Convertible Note: September 30, 2023
Fair Value	$11,900	$14,490
Face value principal payable	$11,111	$11,019
Required rate of return	11.00%	11.10%
Conversion Price	$5.00	$5.00
Value of common stock	$1.54	$1.17
Expected term (years)	2.00	1.47
Volatility	75.00%	65.00%
Risk free rate	4.09%	5.13%
Dividend yield	—%	—%

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

Note 11 — Debt

The fair value and face value principal outstanding of the March 2023 Senior Convertible Note as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,019	$14,490
Balance as of September 30, 2023				$11,019	$14,490

The changes in the fair value of debt during the three and nine months ended September 30, 2023 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - June 30, 2023	$11,610	$—
Installment repayments – common stock	(92)	—
Non-installment payments – common stock	(49)	—
Change in fair value	3,021	(3,021)
Fair Value at September 30, 2023	$14,490
Other Income (Expense) - Change in fair value – three months ended September 30, 2023		$(3,021)

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2022	$—	$—
Face value principal – issue date	11,111	$—
Fair value adjustment – issue date	789	(789)
Installment repayments – common stock	(92)	—
Non-installment payments – common stock	(49)	—
Change in fair value	2,731	(2,731)
Fair Value at September 30, 2023	$14,490
Other Income (Expense) - Change in fair value – nine months ended September 30, 2023		$(3,520)

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

During the period from March 21, 2023 to September 20, 2023, Lucid is required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid in cash interest expense of $148 and $391 for the three and nine months ended September 30, 2023, respectively.

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

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) the Company’s market capitalization to at no time be less than $30 million. As of September 30, 2023, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

In the nine months ended September 30, 2023, approximately $92 of principal repayments along with approximately $48 of interest expense thereon, were settled through the issuance of 115,388 shares of common stock of the Company, with such shares having a fair value of approximately $166 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $26 in the three and nine months ended September 30, 2023.

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

A total of 11,644,000 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 3,929,301 shares available for grant as of September 30, 2023. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 30, 2023.

Note 12 — Stock-Based Compensation - continued

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	2,982,500	$1.32
Exercised	—	$—
Forfeited	(590,662)	$2.70
Outstanding stock options at September 30, 2023(3)	4,957,215	$2.10	8.6	$347
Vested and exercisable stock options at September 30, 2023	1,439,442	$2.77	7.0	$347

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of September 30, 2023 and December 31, 2022 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 30, 2023 and December 31, 2022.

See Note 4, Related Party Transactions, for a summary of the stock-based compensation expense recognized with respect to the stock options granted under the Lucid Diagnostics 2018 Equity Plan to the Physician Inventors.

Subsequent to September 30, 2023, on November 6, 2023, the company granted to employees 500,000 stock options under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.29 for which will generally vest one-third after one year then ratably over the next eight quarters.

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44
Granted	—	—
Vested	(303,980)	11.95
Forfeited	—	—
Unvested restricted stock awards as of September 30, 2023	1,787,440	$11.36

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan as of December 31, 2022. These 50,000 restricted stock awards were fully vested during the period ended September 30, 2023.

Subsequent to September 30, 2023, on November 6, 2023, 550,000 restricted stock awards were granted under the Lucid Diagnostics Inc 2018 Equity Plan, with such restricted stock awards vesting one third each year for the next three years with the final vesting date on November 6, 2026, and an aggregate grant date fair value of approximately $0.7 million, measured as the grant date closing price of Lucid Diagnostics Inc. common stock, with such aggregate estimated fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

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

Note 12 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$16	$9	$44	$9
Lucid Diagnostics 2018 Equity Plan – sales and marketing	228	253	697	733
Lucid Diagnostics 2018 Equity Plan - general and administrative	721	2,990	4,069	9,504
Lucid Diagnostics 2018 Equity Plan - research and development	67	28	204	125
PAVmed 2014 Equity Plan - cost of revenue	10	—	26	—
PAVmed 2014 Equity Plan - sales and marketing	106	161	359	497
PAVmed 2014 Equity Plan - general and administrative	7	78	170	224
PAVmed 2014 Equity Plan - research and development	97	52	290	159
Total stock-based compensation expense	$1,252	$3,571	$5,859	$11,251

The stock-based compensation expense, as presented above, is inclusive of: stock options and restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan to employees of PAVmed, the Physician Inventors, and members of the board of directors of Lucid Diagnostics, as well as the stock options granted under the PAVmed 2014 Equity Plan to the Physician Inventors.

As of September 30, 2023, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,620	2.1
Restricted Stock Awards	$633	1.0
PAVmed 2014 Equity Plan
Stock Options	$608	1.9

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.88 per share and $1.61 per share during the periods ended September 30, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2023	2022
Expected term of stock options (in years)	5.6	5.8
Expected stock price volatility	75%	72%
Risk free interest rate	3.7%	3.2%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $276 on March 31, 2023 under the Lucid ESPP. A total of 276,213 and 84,030 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $275 and $109 on September 30, 2023 and 2022, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 1,000,000 shares of common stock of which 407,770 shares are available-for-issue as of September 30, 2023. In January 2023, the number of shares available-for-issue was increased by 500,000 in accordance with the evergreen provisions of the plan.

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

The Company and the investors in the offering also executed a registration rights agreement (the “Series A Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable pursuant to the Series A Preferred Stock.

Series A-1 Preferred Stock Offering

Subsequent to September 30, 2023, on October 17, 2023, the Company issued 5,000 shares of newly designated Lucid Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”). The terms of the Series A-1 Preferred Stock are substantially identical to the terms of the Series A Preferred Stock, except that the Series A-1 Preferred Stock has a conversion price of $1.2592. The aggregate gross proceeds from the sale of shares in such offering were $5.0 million.

The Company and the investors in the offering also executed a registration rights agreement (the “Series A-1 Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable pursuant to the Series A-1 Preferred Stock.

Lucid Diagnostics Common Stock

In June 2023, the Company received shareholder approval to issue up to 200 million shares of its common stock, an increase of 100 million shares.

As of September 30, 2023 and December 31, 2022 there were 42,329,864 and 40,518,792 shares of common stock issued and outstanding, respectively. As of September 30, 2023, PAVmed holds 31,302,420 shares, representing a majority-interest equity ownership and PAVmed has a controlling financial interest in the Company.

Note 13 — Stockholders’ Equity - continued

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of September 30, 2023.

In November 2022, the Company entered into an “at-the-market offering” (“ATM”) for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor Fitzgerald & Co. In the nine months ended September 30, 2023, the Company sold 230,068 shares through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions. No shares were sold under the at-the-market equity facility during the three months ended September 30, 2023.

Note 14 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator
Net loss	$(14,208)	$(14,349)	$(41,836)	$(41,243)

Denominator
Weighted average common shares outstanding, basic and diluted	41,862,805	36,405,945	41,558,979	35,767,857

Net loss per share
Net loss per share - basic and diluted	$(0.34)	$(0.39)	$(1.01)	$(1.15)

Basic weighted-average number of shares of common stock outstanding for the periods ended September 30, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2023	2022

Stock options	4,957,215	2,633,089
Unvested restricted stock awards	1,787,440	2,091,420
Preferred stock	13,683,647	—
Total	20,428,302	4,724,509

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

Unless the context otherwise requires, (i) “we”, “us”, and “our”, and the “Company”, “Lucid” and “Lucid Diagnostics” refer to Lucid Diagnostics Inc. and its subsidiaries LucidDx Labs Inc. (“LucidDx Labs”) and CapNostics, LLC (“CapNostics”), (ii) “FDA” refers to the Food and Drug Administration, (iii) “510(k)” refers to a premarket notification, submitted to the FDA by a manufacturer pursuant to § 510(k) of the Food, Drug and Cosmetic Act and 21 CFR § 807 subpart E, (iv) “CLIA” refers to the Clinical Laboratory Improvement Amendments of 1988 and associated regulations set forth in 42 CFR § 493, (v) “CE Mark” refers to a “Conformité Européenne” Mark, a mark indicating that a product such as a medical device conforms to the essential requirements of the relevant European directive, and (vi) “LDT” refers to a diagnostic test, defined by the FDA as “an IVD that is intended for clinical use and designed, manufactured and used within a single laboratory,” which is generally subject only to self-certification of analytical validity under the CMS CLIA program.

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

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	the risk that the FDA will cease to exercise enforcement discretion with respect to LDTs, like EsoGuard;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	our regulatory and operational risks;
●	cybersecurity risks;
●	risks related to the COVID-19 pandemic and other health-related emergencies;
●	risks related to our relationship with PAVmed; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Overview

We are a commercial-stage medical diagnostics technology company focused on the millions of patients who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”).

We believe that our flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread tool for the early detection of esophageal precancer, including Barrett’s Esophagus (“BE”), in at-risk patients. Early detection of esophageal precancer allows patients to undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, in an effort to prevent progression to esophageal cancer.

Overview - continued

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). The assay was evaluated in a 408-patient multicenter case-control study published in Science Translational Medicine and showed greater than 90% sensitivity and specificity at detecting esophageal precancer and all conditions along the BE-EAC spectrum, including on samples collected with EsoCheck (Moinova, et al. Sci Transl Med. 2018 Jan 17;10(424): eaao5848). EsoGuard is commercially available in the U.S. as a LDT performed at our CLIA-certified laboratory. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory, for testing and analyses using EsoGuard.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly test for the early detection of EAC and BE, including dysplastic BE and related precursors to EAC in patients with chronic gastroesophageal reflux disease (“GERD”), commonly known as chronic heart burn, acid reflux, or just reflux.

Recent Developments

Business

Status of Clinical Trials and Publications

Lucid continues to accelerate its collection and publication of clinical utility data through a range of trials. These efforts include an investigator-initiated, retrospective analysis of prospectively collected data on San Antonio firefighters who underwent testing as part of a community-sponsored cancer awareness event described below; a virtual-patient randomized controlled trial with intended recruitment of at least 100 physician participants; a Lucid-sponsored multi-center, prospective, observational study with 500 patients; and two Lucid-sponsored registries, in which Lucid collects real-world clinical utility and clinical validity data on EsoGuard Esophageal DNA testing for the detection of esophageal precancer in two distinct populations.

With regard to the two registries, the Prospective REView of Esophageal Precancer DetectioN in AT-Risk Patients (PREVENT) Registry collects data on EsoGuard testing in the commercial increased-risk population, while the PREVENT-Fire Fighters (PREVENT-FF) Registry focuses exclusively on increased-risk firefighters. Complete data for the San Antonio firefighter study has been accepted for peer review publication in Journal of Gastrointestinal & Digestive System (ISSN: 2161-069X). Combined early interim results from the PREVENT and PREVENT-FF registries focusing on provider decision impact has also been accepted for peer review publication in Journal of Gastroenterology & Digestive Systems (ISSN: 2640-7477).

Interim results for the Lucid-sponsored observational study have been posted in preprint on medRxiv and are undergoing journal peer review. Enrollment for the Lucid-sponsored observational study is expected to be completed by the end of the year. Similarly, results for the Lucid-sponsored virtual-patient study are expected to be ready for analysis before the end of 2023.

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

Business - continued

New Revenue Cycle Management Provider

In May 2023, Lucid began to transition claims submission responsibility to a new revenue cycle management provider that offered more robust capabilities for, among other things, claims processing and appeals. The provider upgrade has been completed and claim submissions resumed in June 2023. Since completing the transition, the upgrade has continued to demonstrate an improvement in speed of collections, turnaround time to claim submission, percentage of claims paid, and actionable data for appeals.

Personnel Update

Effective on November 6, 2023, Lucid’s board of directors appointed Shaun M. O’Neil as the President of Lucid. Mr. O’Neil, who is 41 years old, also continues to serve as the Chief Operating Officer of PAVmed and as the Chief Operating Officer of Lucid. For additional biographical information about Mr. O’Neil, please refer to Lucid’s definitive proxy statement on Schedule 14A filed on May 1, 2023, which information is incorporated herein by reference. Other than in connection with his service as an officer of PAVmed and Lucid, Mr. O’Neil has not engaged in any transactions with Lucid that are required to be reported pursuant to Item 404(a) of Regulation S-K.

Financing

Series A Preferred Stock Offering

On March 7, 2023, we sold 13,625 shares of Series A convertible preferred stock, par value $0.001 per share (the “Series A Preferred Stock”), solely to accredited investors. Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance (or, if later, the effective date of a registration statement covering the resale of the underlying shares), and automatically converts into shares of our common stock on the second anniversary of its issuance. The terms of the Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Series A-1 Preferred Stock Offering

On October 17, 2023, we sold 5,000 shares of Series A-1 convertible preferred stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), solely to accredited investors. The terms of the Series A-1 Preferred Stock are substantially identical to the terms of the Series A Preferred Stock, except that the Series A-1 Preferred Stock has a conversion price of $1.2592. The aggregate gross proceeds from the sale of shares in such offering were $5.0 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (“SPA”) with an accredited institutional investor, pursuant to which we agreed to sell, and the investor agreed to purchase, a Senior Secured Convertible Note with a face value principal of $11.1 million (the “March 2023 Note”). We issued the March 2023 Note on March 21, 2023 pursuant to the SPA. The proceeds from the sale of the March 2023 Note were $9.925 million after deducting a $1.186 million lender fee and offering costs.

The March 2023 Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal of the March 2023 Note and accrued interest thereon is convertible at the option of the holder into the Company’s common stock at the contractual conversion price. In addition, the principal of the March 2023 Note amortizes over 18 months commencing six months after its issuance. The amortization payments and accrued interest on the March 2023 Note are payable in shares of the Company’s common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023), at prices based on the then current market price.

ATM Facility

In November 2022, Lucid Diagnostics entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor Fitzgerald & Co. (“Cantor”). In the nine months ended September 30, 2023, we sold 230,068 shares through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold through our at-the-market equity facility during the three months ended September 30, 2023.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained. Additionally, in the three months ended March 31, 2022, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company and RDx, a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon our acquisition, pursuant to the APA-RDx, of certain assets necessary to operate our own CLIA certified laboratory. For a fuller description of the APA-RDx, see Note 6, Asset Purchase Agreement and Management Services Agreement, to our accompanying unaudited condensed consolidated financial statements.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales and marketing activities, as well as the portion of the MSA Fee (as defined in Note 4, Related Party Transactions, to our accompanying unaudited condensed consolidated financial statements) allocated to sales and marketing expenses, which are principally costs related to PAVmed employees who are performing services for the Company. We anticipate our sales and marketing expenses will increase in the future, to the extent we expand our commercial sales and marketing operations as resources permit and insurance reimbursement coverage for our EsoGuard test expands.

General and administrative expenses

General and administrative expenses consist primarily of professional fees for accounting, tax, audit and legal services (including those fees incurred as a result of our being a public company), consulting fees, expenses associated with obtaining and maintaining patents within our intellectual property portfolio, and certain employee costs, along with the portion of the MSA Fee allocated to general and administrative expenses.

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

Results of Operations - continued

The three months ended September 30, 2023 as compared to three months ended September 30, 2022

Revenue

In the three months ended September 30, 2023, revenue was $0.8 million as compared to $0.1 million for the corresponding period in the prior year. The $0.7 million increase principally relates to the increase in volume of our EsoGuard Esophageal DNA Tests performed in our own CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the three months ended September 30, 2023, cost of revenue remained relatively level, at approximately $1.6 million, as compared to the corresponding period in the prior year. The factors contributing to cost of revenue remaining relatively level were as follows:

●	approximately $0.3 million decrease in laboratory facility and operations costs;
●	approximately $0.2 million increase in compensation related costs; and
●	approximately $0.1 million increase in EsoCheck and EsoGuard supplies costs.

Sales and marketing expenses

In the three months ended September 30, 2023, sales and marketing costs were approximately $3.8 million as compared to $3.9 million for the corresponding period in the prior year. The net decrease of $0.1 million was principally related to:

●	approximately $0.2 million decrease related to the amended MSA with PAVmed;
●	approximately $0.4 million increase in compensation related costs, including stock-based compensation; and
●	approximately $0.3 million decrease in third party marketing, corporate information technology and consulting expenses.

General and administrative expenses

In the three months ended September 30, 2023, general and administrative costs were approximately $4.3 million as compared to $5.7 million for the corresponding period in the prior year. The net decrease of $1.4 million was principally related to:

●	approximately $2.3 million decrease in stock-based compensation from RSA and stock option grants to Lucid employees and non-employees;
●	approximately $0.7 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.2 million increase related to compensation related costs.

Research and development expenses

In the three months ended September 30, 2023, research and development costs were approximately $1.6 million, compared to $2.7 million for the corresponding period in the prior year. The net decrease of $1.1 million was principally related to:

●	approximately $1.4 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCure; and
●	approximately $0.3 million increase in compensation related costs, including stock-based compensation.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets remained relatively level, at approximately $0.5 million, in the three months ended September 30, 2023, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2023, the change in the fair value of our convertible note was approximately $3.0 million of income, related to the March 2023 Note. The March 2023 Note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value non-cash expense on the issue date.

See Note 11, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Note.

Results of Operations - continued

The nine months ended September 30, 2023 as compared to nine months ended September 30, 2022

Revenue

In the nine months ended September 30, 2023, revenue was $1.4 million as compared to $0.3 million for the corresponding period in the prior year. The $1.1 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory, as compared to revenue from the EsoGuard Commercialization Agreement with RDx, recognized in first two months of the prior year period, which was terminated on February 25, 2022 when Lucid Diagnostics transitioned to its own laboratory operations.

Cost of revenue

In the nine months ended September 30, 2023, cost of revenue was approximately $4.5 million as compared to $2.0 million for the corresponding period in the prior year. The $2.5 million increase was principally related to:

●	approximately $1.1 million increase in EsoCheck and EsoGuard supplies costs;
●	approximately $0.7 million increase in laboratory facility and operations costs; and
●	approximately $0.7 million increase in compensation related costs.

Sales and marketing expenses

In the nine months ended September 30, 2023, sales and marketing costs were approximately $12.0 million as compared to $11.1 million for the corresponding period in the prior year. The net increase of $0.9 million was principally related to:

●	approximately $2.1 million increase in compensation related costs principally as a result of an increase in headcount, including stock-based compensation; and
●	approximately $1.2 million decrease in third party marketing expenses.

General and administrative expenses

In the nine months ended September 30, 2023, general and administrative costs were approximately $15.0 million as compared to $18.5 million for the corresponding period in the prior year. The net decrease of $3.5 million was principally related to:

●	approximately $5.5 million decrease in stock-based compensation;
●	approximately $2.6 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.6 million decrease related to outside professional services and facility related costs.

Research and development expenses

In the nine months ended September 30, 2023, research and development costs were approximately $5.3 million, compared to $8.8 million for the corresponding period in the prior year. The net decrease of $3.5 million was principally related to:

●	approximately $4.8 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCure;
●	approximately $0.6 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.7 million increase in compensation related costs, including stock-based compensation.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets increased to $1.5 million in the nine months ended September 30, 2023, as compared to $1.1 million in the corresponding period in the prior year. The increase of $0.4 million in the current period was due to the timing of the acquired intangible assets in 2022.

Other Income and Expense

Change in fair value of convertible debt

In the nine months ended September 30, 2023, the change in the fair value of our convertible note was approximately $3.5 million of expense, related to the March 2023 Note. The March 2023 Note was initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value non-cash expense on the issue date.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the nine months ended September 30, 2023, in connection with the issue of the March 2023 Note, we recognized a total of approximately $1.2 million of lender fee and offering costs paid by us.

Results of Operations - continued

The nine months ended September 30, 2023 as compared to nine months ended September 30, 2022 - continued

See Note 11, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Note.

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We experienced a net loss of approximately $41.8 million and used approximately $22.8 million of cash in operations for the nine months ended September 30, 2023. Financing activities provided $24.5 million of cash during the nine months ended September 30, 2023. We ended the quarter with cash on-hand of $24.1 million as of September 30, 2023. We expect to continue to experience recurring losses and negative cash flow from operations and will continue to fund our operations with debt and equity financing transactions including current obligations on our existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. Notwithstanding, however, with our cash on-hand as of the date hereof and the committed equity sources of financing, described below, and conversion and refinancing of existing convertible notes, the Company expects to be able to fund its operations and meet its financial obligations as they become due for the one year period from the date of the issue of the Company’s unaudited condensed consolidated financial statements, as included herein in this Form 10-Q.

Series A Preferred Stock Offering

On March 7, 2023, we sold 13,625 shares of Series A Preferred Stock, solely to accredited investors. Each share of the Series A Preferred Stock has a stated value of $1,000 and a conversion price of $1.394. The Series A Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance (or, if later, the effective date of a registration statement covering the resale of the underlying shares), and automatically converts into shares of our common stock on the second anniversary of its issuance. The terms of the Series A Preferred Stock also include a preference on liquidation and a right to receive dividends equal to 20% of the number of shares into which such Series A Preferred Stock is convertible, payable on each of the one-year and two-year anniversary of the issuance date. The Series A Preferred Stock is a non-voting security, other than with respect to limited matters related to changes in terms of the Series A Preferred Stock. The aggregate gross proceeds from the sale of shares in such offering were $13.625 million.

Series A-1 Preferred Stock Offering

On October 17, 2023, we sold 5,000 shares of Series A-1 Preferred Stock, solely to accredited investors. The terms of the Series A-1 Preferred Stock are substantially identical to the terms of the Series A Preferred Stock, except that the Series A-1 Preferred Stock has a conversion price of $1.2592. The aggregate gross proceeds from the sale of shares in such offering were $5.0 million.

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into the SPA with an accredited institutional investor, pursuant to which we agreed to sell, and the investor agreed to purchase the March 2023 Note with a face value principal of $11.1 million. We issued the March 2023 Note on March 21, 2023 pursuant to the SPA. The March 2023 Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

The March 2023 Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal of the March 2023 Note and accrued interest thereon is convertible at the option of the holder into the Company’s common stock at the contractual conversion price. In addition, the principal of the March 2023 Note amortizes over 18 months commencing six months after its issuance. The amortization payments and accrued interest on the March 2023 Note are payable in shares of the Company’s common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023), at prices based on the then current market price.

Liquidity and Capital Resources - continued

Under the March 2023 Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Note, the Company is also subject to financial covenants requiring that (i) the amount of the Company’s available cash shall equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) the Company’s average market capitalization over the prior ten trading days, shall not exceed 30%, and (iii) the Company’s market capitalization shall at no time be less than $30 million (the “Financial Tests”). As of September 30, 2023, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

In the nine months ended September 30, 2023, approximately $92 of principal repayments along with approximately $48 of interest expense thereon, were settled through the issuance of 115,388 shares of common stock of the Company, with such shares having a fair value of approximately $166 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). In the three months ended September 30, 2023, 115,388 shares of common stock of the Company were issued in satisfaction of a portion of this debt.

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively, a total of 680,263 shares of common stock of the Company were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of September 30, 2023. No shares were sold through this facility during the three months ended September 30, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the nine months ended September 30, 2023, we sold 230,068 shares through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. No shares were sold through our at-the-market equity facility during the three months ended September 30, 2023.

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

In addition, on November 30, 2022, we entered into a payroll and benefit expense reimbursement agreement (the “PBERA”)with PAVmed. Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of our personnel on our behalf, and we have reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and we will continue to reimburse PAVmed for the same. The PBERA provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by PAVmed’s and our boards of directors, in shares of our common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by PAVmed’s and our boards of directors (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event will we issue any shares of our common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of our common stock would exceed the maximum number of shares of common stock that we may issue under the rules or regulations of Nasdaq, unless we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq for issuances of shares of our common stock in excess of such amount.

As of September 30, 2023, we had a Due To: PAVmed Inc. payment obligation liability of approximately $10.3 million, which liability is primarily comprised of our obligations under the PBERA and the MSA, as well other operating expenses paid by PAVmed on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Due To PAVmed Inc.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 14, 2023, except as otherwise noted in “Fair Value Option (“FVO”) Election” subsection of Note 2, Summary of Significant Accounting Policies, to our unaudited condensed consolidated financial statements included herein in this Form 10-Q with respect to the March 2023 Note. We determined upon the issuance of our March 2023 Note to elect the fair value option. At issuance, the carrying value of the March 2023 Note was recorded at estimated fair value. The estimated fair values reported utilized Lucid’s common stock price along with certain Level 3 inputs, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price. We remeasure the March 2023 Note to its estimated fair value at each reporting period using valuation techniques similar to those applied at issuance. The change in the fair value is recognized as other income (expense) in the statement of operations. A significant change in the volatility could have a material impact to the carrying value of the March 2023 Note as well as the amount of change recognized during the period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Except as previously disclosed in our current reports on Form 8-K filed prior to the date of this Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the three months ended September 30, 2023.

On October 14, 2021, we completed our initial public offering (“IPO”) of our common stock under an effective registration statement on Form S-1 (SEC File No. 333-259721). As of September 30, 2023, of the net proceeds of $64.4 million, approximately $64.4 million has been used, in a manner consistent with the use of proceeds set forth in the prospectus for our IPO, as follows: approximately $7.5 million of net repayments of Due To: PAVmed Inc.; approximately $5.0 million for the purchase of our laboratory equipment, software, and its operating expenses; and $51.9 million of working capital expenditures. None of the proceeds have been paid to any of our directors, officers, 10% stockholders, or affiliates, other than as described above.

Item 5. Other Information

The information set forth in Item 2 under “Recent Developments—Business—Personnel Update” is incorporated by reference in this Item 5.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

November 13, 2023	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series A-1 Preferred Stock.	8-K	3.1	10/18/2023
10.1	Form of Registration Rights Agreement.	8-K	10.1	10/18/2023
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

