Form 10-K
period 2023-12-31
Lucid Diagnostics Inc.
filed 2024-03-25
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $14.4 million, based on 10,331,863 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $1.39 on such date.

As of March 21, 2024 there were 48,244,798 shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2023.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”), including the discussion and analysis of our consolidated financial condition and results of operations set forth under Item 7 of this Form 10-K, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

We may not actually achieve the results, plans and/or objectives disclosed in our forward-looking statements, and the intended or expected developments and/or other events disclosed in our forward-looking statements may not actually occur, and accordingly you should not place undue reliance on our forward-looking statements. You should read this Annual Report on Form 10-K and the documents we have filed as exhibits to this Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

We believe that our flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread testing tool with the goal of preventing EAC deaths, through early detection of esophageal precancer in at-risk GERD patients.

EsoGuard is a bisulfite-converted targeted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). Analytical validation tests of EsoGuard demonstrated approximately 97% analytical sensitivity, 95% analytical specificity, approximately 98% analytical accuracy, and 100% inter-assay and intra-assay precision. Two independent clinical validation case control studies funded by the National Institute of Health utilized were performed using upper endoscopy with biopsies as the diagnostic comparator and confirmed EsoGuard accurately identifies BE. A pooled analysis of both studies demonstrated 84% sensitivity (95% confidence interval [CI] 76-90%), for detection of BE, and 86% specificity (95% CI 81-91%). Positive predictive value (PPV) and negative predictive value (NPV) were calculated using a BE prevalence of 10.6% published in a meta-analysis of U.S patients with GERD. This resulted in a PPV of approximately 42% and NPV of around 98%.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide accurate, non-invasive, patient-friendly testing for the early detection of EAC and Barrett’s Esophagus (“BE”), including dysplastic BE and related pre-cursors to EAC in patients with chronic GERD.

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

As discussed below under the heading “Clinical Guidelines for At-Risk Population”, in July 2022, the American Gastroenterology Association (“AGA”) significantly expanded the target population for esophageal precancer screening, recommending screening in at-risk patients without symptoms of GERD. Based on this revision, we believe the cohort recommended for screening consists of an estimated 30 million U.S. individuals with at least 3 established risk factors for BE. Accordingly, we believe EsoGuard’s total addressable U.S. market opportunity approximates $60 billion based on an effective Medicare payment of $1,938 and the estimated 30 million U.S. patients recommended for screening by clinical practice guidelines. (In December 2019, we secured “gapfill” determination for EsoGuard’s PLA code 0114U through the CMS CLFS process. This allowed us to engage directly with Medicare contractor Palmetto GBA and its MolDx Program on CMS payment and coverage. As discussed below under the heading “Reimbursement and Market Access”, in October 2020, CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021.)

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

Since mortality rates are high even in early stage EAC, preventing EAC deaths requires detection and intervention at the precancer stage. Most of the necessary elements for such an early detection program are already well established—an at-risk population (at-risk GERD patients), a precancer (BE), and an intervention which can halt progression to EAC (endoscopic esophageal ablation). Until recently, the only missing element for such an early detection program is a widespread screening tool that can detect BE prior to EAC.

We believe EsoGuard, used with EsoCheck, constitutes that missing element—the first and only commercially available diagnostic test capable of serving as a widespread testing tool with the goal of preventing EAC deaths through early detection of esophageal precancer and cancer in patients with 3 or more risk factors.

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

An ACG clinical guideline entitled “Diagnosis and Management of Barrett’s Esophagus: An Updated ACG Guideline,” the first such update since 2016, was published online in April 2022 in the American Journal of Gastroenterology. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with GERD. For the first time, however, the clinical guideline also endorses nonendoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy stating that “a swallowable nonendoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for BE.” The clinical guideline specifically mentions EsoCheck, along with our EsophaCap® device, as such swallowable, nonendoscopic esophageal cell collection devices, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation includes a reference to the seminal NIH-funded, multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

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

Commercialization

Our EsoGuard commercialization efforts span multiple channels including targeting primary care and GI physicians, who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation.

To assure sufficient testing capacity and geographic coverage, we have undertaken multiple ways for patients have access to our test. Initially, we built a limited network of our own physical Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing at our CLIA-certified laboratory. Our current test center network currently includes locations in metropolitan areas in Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Ohio, Oregon, Texas and Utah.

In addition to our own test center locations, we have broadened patient access to our test by establishing a satellite test center program, whereby we are making our personnel available to perform cell collection services inside physician offices or in certain geographies, closely nearby physician offices by way of our Lucid Mobile Testing Unit.

Also, in January 2023, we completed our first #CheckYourFoodTube Precancer Testing Event, with the San Antonio Fire Department (the “SAFD”) during Firefighter Cancer Awareness Month as designated by the International Association of Fire Fighters (IAFF). A total of 391 members who were deemed to be at-risk for esophageal precancer, underwent a brief, on-site, noninvasive cell collection procedure, performed by our clinical personnel using EsoCheck. Since then, additional testing events have been hosted with the SAFD, and similar events have been held with fire departments throughout the country. These events are ongoing and are an extension of Lucid’s satellite test center program, which brings our precancer testing directly to patients—at their physician’s office and now at testing day events.

In March 2023, we launched a Direct Contracting Strategic Initiative (“DCSI”) to engage directly with large Administrative Services Only (“ASO”) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies. In August 2023, we contracted with the Ancira Automotive Group as a result of this initiative, providing access to esophageal precancer testing for its employees at all 12 San Antonio locations.

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

A final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective in May 2023 on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” We expect to submit EsoGuard for Technical Assessment under this foundational LCD later this year.

In parallel with preparing to submit EsoGuard for Technical Assessment with MolDX, we are aggressively pursuing EsoGuard commercial insurer payment and coverage. Although the claim adjudication cycle can be prolonged during the early commercialization of a new test, we have received and are continuing to receive out-of-network commercial insurance payments for the EsoGuard test, which accounts for the vast majority of our revenue to date.

Additionally, the legislatures in a number of states have passed laws mandating coverage of comprehensive biomarker testing over the past several years. We believe that EsoGuard falls within the definition of a biomarker test and thus we are reviewing how to leverage legislation in those states to expand access to EsoGuard.

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

We continue to expand the EsoGuard and EsoCheck evidence portfolio with additional clinical utility, clinical validity, and analytical validity data from a range of ongoing studies and those that have recently completed or will be completed in the upcoming year. These efforts include planned publication of the results from the previously discussed “Multi-center, Single-arm EsoGuard clinical validation study” (“BE-1”) which will also be presented at Digestive Disease Week (DDW) 2024; this third clinical validation study evaluates EsoGuard performance in the intended-use population. Publication of real-world experience of EsoCheck as a nonendoscopic cell collection device is also planned (previously presented as a poster at DDW 2023), in addition to results from EsoGuard analytical validation studies performed by LucidDx Labs, and a summary of real-world outcomes from several hundred patients who tested positive with EsoGuard and underwent confirmatory endoscopic evaluation. These four manuscripts will be submitted for peer review in the first half of 2024.

Additionally, the Lucid-sponsored multi-center, prospective, observational CLinical Utility of EsoGuard study (CLUE) with >500 subjects completed enrollment in late 2023, and full results are expected to be published in mid-2024; results from an additional data snapshot of the Lucid-sponsored PREVENT and PREVENT-Firefighter (FF) registries with a combined enrollment of >1,000 subjects are expected to be published in a similar timeframe. Combined interim results from the PREVENT and PREVENT-FF registries focusing on provider decision impact have previously been accepted for peer review publication in Journal of Gastroenterology & Digestive Systems (ISSN: 2640-7477). Both studies capture information on the diagnostic and/or therapeutic journey of subjects following EsoGuard testing, and in addition to provider decision impact, will contribute differing levels of clinical outcomes data to the Lucid evidence portfolio.

Similarly, results for the Lucid-sponsored virtual-patient study are expected to be ready for analysis in mid-2024.

Finally, the “EsoGuard case-control study” (“BE-2”), a Lucid-sponsored clinical validation study, resumed enrollment in 2023 and is expected to continue through 2024. This data will further supplement what has previously been produced by the two NCI-funded studies (Moinova, et al. Sci Transl Med. 2018; BETRNet).

Manufacturing

EsoCheck is currently manufactured for us by our partners Coastline International (“Coastline”), a high-volume device manufacturer, and Sage Product Development. Our current line at Coastline can produce up to 25,000 units per year. With Coastline’s improvement and expansion, there is capacity to scale exponentially. Our EsoGuard Specimen Kits are currently manufactured for us by our partner Path-Tec. The warehousing, logistics, fulfillment and customer support of our products is managed for us by our partners HealthLink International (a leading third-party logistics company) and Path-Tec.

License Agreement

Under the terms of our license agreement with CWRU (as amended to date, the “Amended CWRU License Agreement”), we acquired an exclusive worldwide right to use the intellectual property rights to the EsoGuard and EsoCheck technology for the detection of changes in the esophagus and on sample preservation. We are required to pay CWRU royalties on net sales of licensed products as follows: 5% of net sales of less than $100 million per year; and 8% of net sales greater than $100 million per year. We are also required to pay CWRU minimum annual royalty payments as follows: $50,000 per year, beginning January 1 following the first anniversary of a commercial sale of a licensed product; $150,000 per year, if net sales of a licensed product exceed $25 million in a year; $300,000 per year, if net sales of a licensed product exceed $50 million in a year; and $600,000 per year, if net sales of a licensed product exceed $100 million in a year. Minimum yearly royalty amounts are subject to increase based on the percentage change in the CPI-W Consumer Price Index and are credited against the royalties otherwise due. The license agreement was subject to four regulatory and commercialization milestones, of which one remains unachieved and unpaid. The remaining milestone is the FDA PMA submission of a licensed product, upon the achievement of which we will pay CWRU a milestone payment of $200,000. The license agreement terminates upon the expiration of the last-to-expire licensed patent, or on May 12, 2038, in countries where no such patents exist, or upon expiration of any exclusive marketing rights for a licensed product that have been granted by FDA or other U.S. government agency, whichever comes later.

Regulatory

In June 2019, we received FDA 510(k) clearance to market EsoCheck in the U.S. as a device indicated for use in the collection and retrieval of surface cells of the esophagus in adults followed by FDA 510(k) clearance in 2022, expanding the use of EsoCheck in adults and pediatric populations in the U.S. In December 2019, our CLIA-certified then-laboratory partner, completed documentation of EsoGuard analytical validity allowing us to commercialize it as a LDT.

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

In October 2023, FDA proposed a policy under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. If finalized, FDA believes that this phaseout may also foster the manufacturing of innovative IVDs for which FDA has determined there is a reasonable assurance of safety and effectiveness. As such, FDA has structured the proposed phaseout policy to contain five key stages:

●	Stage 1: End the general enforcement discretion approach with respect to Medical Device Regulation (MDR) requirements and correction and removal reporting requirements 1 year after FDA publishes a final phaseout policy, which FDA intends to issue in the preamble of the final rule.
●	Stage 2: End the general enforcement discretion approach with respect to requirements other than MDR, correction and removal reporting, Quality System (QS), and premarket review requirements 2 years after FDA publishes a final phaseout policy.
●	Stage 3: End the general enforcement discretion approach with respect to QS requirements 3 years after FDA publishes a final phaseout policy.
●	Stage 4: End the general enforcement discretion approach with respect to premarket review requirements for high-risk IVDs 3.5 years after FDA publishes a final phaseout policy, but not before October 1, 2027.
●	Stage 5: End the general enforcement discretion approach with respect to premarket review requirements for moderate risk and low risk IVDs (that require premarket submissions) 4 years after FDA publishes a final phaseout policy, but not before April 1, 2028.

It is currently anticipated that FDA will finalize the proposed policy by April 2024. Once the final policy is released, we will implement the QS requirements in the recommended staged approach and conduct pre-submission meetings with FDA to seek agreement on regulatory pathway for EsoGuard premarket submission. As required by the final policy, we will submit the regulatory premarket submission to the FDA as per the timeframe defined in the final policy. We are confident that the proposed policy will not have a commercial impact as the Company already has a robust QS management platform for medical devices and EsoGuard will be able to transition to the platform to fulfill the QS requirements, if and when required by the FDA.

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE testing in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a testing system must be cleared or approved by the FDA as an IVD device.

Laboratory Operations

On February 25, 2022, our new, wholly owned subsidiary, LucidDx Labs Inc. (“LucidDx Labs”), acquired from ResearchDX Inc. (“RDx”), certain licenses and other related assets necessary for LucidDx Labs to operate its own new CLIA-certified, CAP-accredited clinical laboratory located in Lake Forest, CA. Since March 2022, we have conducted EsoGuard testing at our own laboratory with, until February 10, 2023, the assistance of RDx, which had continued to provide certain testing and related services for the laboratory in accordance with the terms of a management services agreement (“MSA RDx”). Our subsidiary LucidDx Labs and RDx agreed to terminate the MSA RDx effective as of February 10, 2023, such that LucidDx Labs from and after such date has operated the laboratory itself, which the Company believes has improved the efficiency of the performance of the EsoGuard assay.

In November 2023, LucidDx Labs launched EsoGuard 2.0, which uses multiplexing thereby allowing both genes to be interrogated on a single DNA sample. The next-generation assay underwent rigorous analytical and clinical validation studies, including head-to-head comparisons of multiplexed triplicate consensus versus singleplex techniques, consistent with CLIA standards. Clinical validation analysis demonstrated improved sensitivity and specificity for the detection of esophageal precancer, having demonstrated enhanced assay performance and lower costs in extensive validation studies.

Competition

The U.S. market for esophageal cancer (i.e., EAC) and pre-cancer (i.e., BE, with or without dysplasia) testing is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer testing, we likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other testing technologies such as multi-cancer early detection products. Our EsoCheck device faces competition from other manufactures with devices designed to collect cell samples from targeted regions of the esophagus. For example, EndoSign, commercialized by Cyted, and much like Cytosponge and our own EsophaCap before it, is a small mesh sponge within a soluble gelatin capsule that needs to reside in the stomach for some time until it fully dissolves and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from sample contamination as the brush later passes regions of the upper esophagus and mouth. Our competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

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

EsoCure

The EsoCure Esophageal Ablation Device is a novel technology that allows a clinician to treat dysplastic BE before it can progress to EAC, a highly lethal esophageal cancer, and to do so without the need for complex and expensive capital equipment.

In connection with our efforts to expand our presence in the EAC diagnostic market, in March 2022, PAVmed and Lucid entered into an intercompany license agreement whereby Lucid was granted the rights to commercialize EsoCure for the treating dysplastic BE. Under the intercompany license, Lucid will pay PAVmed a 5% royalty on all EsoCure sales up to $100 million per calendar year, and 8% above that threshold.

PAVmed has successfully completed a pre-clinical feasibility animal study of EsoCure demonstrating excellent, controlled circumferential ablation of the esophageal mucosal lining. An acute and survival animal study of EsoCure Esophageal Ablation Device has also been completed, demonstrating successful direct thermal balloon catheter ablation of esophageal lining through the working channel of a standard endoscope. When resources permit, PAVmed may conduct additional development work and animal testing of EsoCure to support a future FDA 510(k) submission.

Our Relationship with PAVmed

We are a majority-owned subsidiary of PAVmed, and PAVmed has a controlling financial interest. We continue to depend on PAVmed to provide us various management, technical, research and development, legal, accounting, and administrative services.

PAVmed owns approximately 70.1% as of December 31, 2023 and 64.9% as of March 21, 2024 of the combined voting power of our outstanding common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards), but excluding the voting power of any convertible securities. Presently, PAVmed controls more than 50% of the combined voting power of our common stock and our convertible securities. However, PAVmed’s percentage of the combined voting power may decrease when dividends are paid on our convertible securities and to the extent our convertible securities are converted into shares of our common stock. For as long as PAVmed continues to control more than 50% of our voting securities, PAVmed will be able to direct the election of all the members of our board of directors. Similarly, PAVmed will have the power to determine matters submitted to a vote of our stockholders without the consent of our other stockholders, to prevent a change in control of us, and to take other actions that might be favorable to PAVmed, without prior notice to other stockholders. Even if PAVmed’s ownership falls below 50%, PAVmed may retain substantial influence on such matters and may remain our controlling stockholder. PAVmed’s controlling interest may discourage a change of control that other holders of our common stock may favor.

We are party to a management services agreement with PAVmed (the “MSA”), as well as a payroll benefits and expense reimbursement agreement (the “PBERA”). Under the MSA, PAVmed provides management, technical and administrative services to us, including without limitation services related to research and development, regulatory clearance, manufacture, and commercialization of our products, as well as services related to corporate financial, accounting and legal matters. The terms of this agreement are intended to be consistent with the terms that we could have negotiated with unaffiliated third parties; however, they may actually be more or less favorable. Under the PBERA, PAVmed has agreed to pay certain payroll and benefit-related expenses in respect of our personnel on our behalf, and we reimburse PAVmed for the same. PAVmed may elect that our obligations under each of the MSA and the PBERA are settled by the issuance of our stock (instead of cash), subject to applicable restrictions under securities laws (and, in the case of the PBERA, subject also to approval by our board). The MSA does not have a termination date, but may be terminated by our board of directors at any time. The PBERA likewise does not have a termination date, but may be terminated by PAVmed or Lucid at any time.

Recent Events

Business

Intercompany Agreements with PAVmed

In January 2024, in accordance with the MSA and the PBERA, PAVmed elected to receive payment of $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock.

In March 2024, the Company entered into an eighth amendment to the MSA with PAVmed, increasing the monthly fee due thereunder from $0.75 million to $0.83 million, effective as of January 1, 2024. The eighth amendment to the MSA was executed on March 22, 2024. Pursuant to the MSA, as amended by the eighth amendment, the parties agreed PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, from and after the effective date of the eighth amendment to the MSA, more than 9,644,135 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the eighth amendment).

Financing

Preferred Stock Offerings

On March 13, 2024, we entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, an “Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of our newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 10,670 shares of our Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), held by them for 31,790 shares of Series B Preferred Stock (collectively, the “Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Exchange Agreements, we entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Exchange Agreements (and are included in the 10,670 shares of Series A-1 Preferred Stock set forth above). Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of our common stock into which such Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Series B Preferred Stock votes with our common stock on an as converted basis (subject to certain beneficial ownership and Nasdaq limitations described elsewhere in this Form 10-K). The aggregate gross proceeds of these transactions was $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions).

All the shares of Series A Preferred Stock and Series A-1 Preferred Stock were exchanged for shares of Series B Preferred Stock in the Series B Offering and Exchange and, as a result, no shares of Series A Preferred Stock or Series A-1 Preferred Stock remain outstanding.

On October 17, 2023, we sold 5,000 shares of Series A-1 Preferred Stock, solely to accredited investors (all of which were including in the 10,670 shares of Series A-1 Preferred exchanged for Series B Preferred Stock in the Series B Offering and Exchange). The aggregate gross proceeds to Lucid of this offering were $5.0 million.

Intellectual Property

Our business will depend on proprietary medical device and diagnostic technologies, including the EsoCheck and EsoGuard technology licensed by us. We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. Patent protection and other proprietary rights are thus essential to our business. We currently have applied for, license or own 20 domestic and foreign patents covering the EsoGuard and EsoCheck products and related technology. Each of the technologies noted below is protected by multiple families, and only the earliest expiration for the first of the families is listed. The date the patents protecting certain of our owned and licensed technology will first begin to expire is as set forth in the table below (although currently pending patent applications, both foreign and domestic, are positioned to provide protection beyond such date in each instance). For EsoGuard, families are pending that, when granted, will offer additional protections until at least 2037.

Technology	Year

EsoCheck	May 2034

EsoGuard	August 2024

The EsoCheck and EsoGuard technology is protected by patents in the United States and internationally, and our policy is to continue to aggressively file patent applications, both independently and in collaboration with CWRU, as appropriate, to protect this technology and other of our proprietary technologies relating to our business, including inventions and improvements to inventions. Under the CWRU License Agreement, CWRU has agreed to apply for patent coverage, at our expense, in any country requested by us, to the extent such protection is reasonably attainable. We seek patent protection, as appropriate, on:

●	the product itself including all embodiments with future commercial potential;
●	the methods of using the product; and
●	the methods of manufacturing the product.

In addition to filing and prosecuting patent applications in the United States, we intend to file counterpart patent applications in other countries where there is a value in doing so. Foreign filings can be cumbersome and expensive, and we will pursue such filings when we believe they are warranted as we try to balance our international commercialization plans with our desire to protect the global value of the technology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be shortened if a patent is terminally disclaimed over another patent or as a result of delays in patent prosecution by the patentee, and a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in granting a patent, or patent term extension, which restores time lost due to regulatory delays.

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

We also rely upon trade secrets, know-how, continuing technological innovation, and may rely upon licensing opportunities, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and/or proprietary information agreements with suppliers, employees, consultants, independent contractors and other entities who may have access to proprietary information. We will generally require employees to assign patents and other intellectual property to us as a condition of employment with us. All of our consulting agreements assign to us all new and improved intellectual property that arise during the term of the agreement.

Lucid also has proprietary rights to a range of trademarks, including, among others, Lucid Diagnostics™, LUCID™, EsoCheck®, EsoGuard®, Collect + Protect®, and EsoCheck Cell Collection Device®. (Solely as a matter of convenience, trademarks and trade names referred to herein may or may not be accompanied with the requisite marks of “™” or “®”. However, the absence of such marks is not intended to indicate, in any way, Lucid or its subsidiaries will not assert, to the fullest extent possible under applicable law, their respective rights to such trademarks and trade names.)

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

●	In June 2019, we received FDA 510(k) clearance for EsoCheck, permitting us to market it in the U.S. as a cell collection device indicated for use in the collection and retrieval of surface cells of the esophagus in the general population of adults, 22 years of age and older. In 2022, we received FDA clearance to expand EsoCheck’s indications for use to include adults and adolescents, 12 years of age and older. In 2023, we further received FDA clearance to permit us to market EsoCheck as non-sterile.
●	In December 2019, RDx, our then-CLIA-certified laboratory partner completed documentation of EsoGuard analytical validity allowing us to commercialize it as an LDT. In March 2022, we transferred EsoGuard testing to our own CLIA-certified laboratory, upon our acquisition of certain assets from RDx as described elsewhere in this report.

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

In October 2023, FDA proposed a policy under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. If finalized, FDA believes that this phaseout may also foster the manufacturing of innovative IVDs for which FDA has determined there is a reasonable assurance of safety and effectiveness. As such, FDA has structured the proposed phaseout policy to contain five key stages:

●	Stage 1: End the general enforcement discretion approach with respect to Medical Device Regulation (MDR) requirements and correction and removal reporting requirements 1 year after FDA publishes a final phaseout policy, which FDA intends to issue in the preamble of the final rule.
●	Stage 2: End the general enforcement discretion approach with respect to requirements other than MDR, correction and removal reporting, Quality System (QS), and premarket review requirements 2 years after FDA publishes a final phaseout policy.
●	Stage 3: End the general enforcement discretion approach with respect to QS requirements 3 years after FDA publishes a final phaseout policy.
●	Stage 4: End the general enforcement discretion approach with respect to premarket review requirements for high-risk IVDs 3.5 years after FDA publishes a final phaseout policy, but not before October 1, 2027.
●	Stage 5: End the general enforcement discretion approach with respect to premarket review requirements for moderate risk and low risk IVDs (that require premarket submissions) 4 years after FDA publishes a final phaseout policy, but not before April 1, 2028.

It is currently anticipated that FDA will finalize the proposed policy by April 2024. Once the final policy is released, we will implement the QS requirements in the recommended staged approach and conduct pre-submission meetings with FDA to seek agreement on regulatory pathway for EsoGuard premarket submission. As required by the final policy, we will submit the regulatory premarket submission to the FDA as per the timeframe defined in the final policy. We are confident that the proposed policy will not have a commercial impact as the Company already has a robust QS management platform for medical devices and EsoGuard will be able to transition to the platform to fulfill the QS requirements, if and when required by the FDA.

Since only EsoCheck is FDA cleared, we are not permitted to jointly market it with EsoGuard. This currently is not a significant obstacle to our commercialization efforts, which are almost entirely devoted to marketing EsoGuard. EsoCheck is merely offered, free of charge, as a generic esophageal cell collection device, which is FDA 510(k) cleared to be used to collect samples for any diagnostic test. We believe, however, over the long-term, once our commercialization efforts have gained significant traction, it would be useful to jointly market EsoGuard, used with EsoCheck, as a combined product. We therefore may, when resources permit, pursue FDA PMA approval for EsoGuard, when used on samples collected with EsoCheck, which will allow us to jointly market them as well as provide protection against changes to LDT regulation which could threaten our ability to market EsoGuard as an LDT.

FDA “Breakthrough Device” is highly-coveted special designation under FDA’s Breakthrough Devices Program, established pursuant to the 21st Century Cures Act and the FDA Reauthorization Act of 2017, which seeks to offer patients and healthcare providers timely access to medical devices which “provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions” by speeding up their development, assessment and review through (i) enhanced communications, (ii) more efficient and flexible clinical study design, including more favorable pre/post market data collection balance and (iii) priority review of regulatory submissions. Once effective, MCIT would provide each Breakthrough Device with four years of national Medicare coverage starting on the date of FDA market authorization. In February 2020 we were granted Breakthrough Device designation for EsoGuard on esophageal samples collected using EsoCheck. Pursuant to this designation and as defined by the final policy to be released by FDA in April 2024, we will be working with FDA to submit the premarket submission for EsoGuard.

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

In general, the higher the classification, the greater the time and cost to obtain approval to market. There are no “standardized” requirements for approval, even within each class. For example, FDA could grant 510(k) status, but require a human clinical trial, a typical requirement of a PMA. They could also initially assign a device Class III status but end up clearing a device as a 510(k) device or under a de novo classification pathway if certain requirements are met. The range of the number and expense of the various requirements is significant. The quickest and least expensive pathway would be 510(k) clearance with a review of existing bench and animal data. A de novo classification pathway would have a similar cost to seeking 510(k) clearance, but with a slightly longer review timeline. The longest and most expensive path would be a PMA with extensive randomized human clinical trials. We cannot predict fully how FDA will classify our products, nor predict what requirements will be placed upon us to obtain market clearance or approval, or even if they will clear or approve our products at all. It is our understanding that the data we are collecting for EsoGuard will be sufficient to support the analytical and clinical validity requirements for a premarket submission to the FDA as and when required by FDA’s final policy anticipated to be released by the FDA in April 2024.

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

In any event, we have established a substantial regulatory and compliance infrastructure for the Lucid Test Centers and other EsoGuard programs and related activities that is designed to ensure compliance with these regulations.

Physician Payment Sunshine Act

On February 8, 2013, the Centers for Medicare & Medicaid Services, or CMS, released its final rule implementing section 6002 of the Affordable Care Act known as the Physician Payment Sunshine Act that imposes annual reporting requirements on device manufacturers for payments and other transfers of value provided by them, directly or indirectly, to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their family members. A manufacturer’s failure to submit timely, accurately and completely the required information for all payments, transfers of value or ownership or investment interests may result in civil monetary penalties of up to an aggregate of $150,000 per year, and up to an aggregate of $1 million per year for “knowing failures.” Manufacturers that produce at least one product reimbursed by Medicare, Medicaid, or Children’s Health Insurance Program and (i) if the product is a drug or biological, and it requires a prescription (or physician’s authorization) to administer; or (ii) if the product is a device or medical supply, and it requires premarket approval or premarket notification by the FDA are required to comply with the Open Payments (commonly referred to as the Sunshine Act) filing requirements under CMS. We currently do not have any products covered by Medicare, Medicaid, or Children’s Health Insurance Program as none of our products have premarket approval or clearance notification. We expect once our products receive regulatory clearance, we will be required to comply with the Sunshine Act provisions.

Certain states also mandate implementation of commercial compliance programs, and other states impose restrictions on device manufacturer marketing practices and require tracking and reporting of gifts, compensation and other remuneration to healthcare professionals and entities. The shifting commercial compliance environment and the need to build and maintain robust and expandable systems to comply with different compliance or reporting requirements in multiple jurisdictions increase the possibility a healthcare company may fail to comply fully with one or more of these requirements.

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

Federal False Claims Act

The False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false or fraudulent claim for payment or approval to the federal government or knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. The False Claims Act also applies to false submissions that cause the government to be paid less than the amount to which it is entitled, such as a rebate. Intent to deceive is not required to establish liability under the False Claims Act. Several pharmaceutical, device and other healthcare companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus noncovered, uses.

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

Healthcare Reform

Current and future legislative proposals to further reform healthcare or reduce healthcare costs may result in lower reimbursement for our products, or for the procedures associated with the use of our products, or limit coverage of our products. The cost containment measures that payors and providers are instituting and the effect of any healthcare reform initiative implemented in the future could significantly reduce our revenues from the sale of our products. Alternatively, the shift away from fee-for-service agreements to capitated payment models may support the value of our products which can be shown to decrease resource utilization and lead to cost savings for both payors and providers.

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

Our activities must also comply with other applicable privacy laws, which impose restrictions on the access, use and disclosure of personal information. More state and international privacy laws are being adopted. Many state laws are not preempted by HIPAA because they are more stringent or are broader in scope than HIPAA. Since 2020 we have also had to comply with the California Consumer Privacy Act of 2018, which protects personal information other than health information covered by HIPAA. In the E.U., the General Data Protection Regulation (“GDPR”) took effect in May 2018 and imposes increasingly stringent data protection and privacy rules. All of these laws may impact our business and may change periodically, which could have an effect on our business operations if compliance becomes substantially costlier than under current requirements. Our failure to comply with these privacy laws or significant changes in the laws restricting our ability to obtain patient samples and associated patient information could significantly impact our business and our future business plans.

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

European Union

We received CE Mark certification for EsoCheck under MDD and completed CE Mark self-certification for EsoGuard, which qualifies as a General IVD, under IVDD, indicating that both may be marketed in CE Mark European countries, namely the European Economic Area (the European Union, Norway, Iceland, and Lichtenstein), Switzerland, and, until July 1, 2023, the United Kingdom.

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

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our Diagnostics business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2023 and 2022.

Employees

Currently, as of March 21, 2024 we have 70 employees (all of whom are full-time employees), inclusive of our executive officers –our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Operating Officer, (“President” or “COO”), our Chief Financial Officer (“CFO”), and our General Counsel and Secretary (“General Counsel”). In addition, we are obligated to reimburse PAVmed for certain payroll benefit and expenses related to our employees pursuant to the PBERA, which may be settled in shares of our common stock, at PAVmed’s election. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware on May 8, 2018. Our corporate offices are located at 360 Madison Avenue, 25th Floor, New York, NY 10017, and our main telephone number is (917) 813-1828.

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

Risks Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

Risks Associated with Our Financial Condition

●	We have incurred operating losses since our inception and may not be able to achieve profitability.
●	We have concluded there is substantial doubt of our ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.
●	To raise capital, we have issued a significant amount of convertible securities under which we expect to issue a correspondingly significant amount of shares of our common stock upon conversion thereof. In addition, we may issue shares of our capital stock or debt securities in the future in order to raise capital to fund our operations. All of the foregoing would dilute the equity interest of our stockholders and might cause a change in control of our ownership.
●	We expect to need additional capital funding, which may be compounded by our obligations to our parent company, PAVmed, which requires its own additional capital funding.
●	Our quarterly operating results could be subject to significant fluctuation, which could increase the volatility of our stock price and cause losses to our stockholders.
●	Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.

Risks Associated with Our Business

●	Since we have a limited operating history, and have not generated any significant revenues to date, you will have little basis upon which to evaluate our ability to achieve our business objective.
●	The markets in which we operate are attractive and other companies or institutions may develop and market novel or improved technologies, which may make the EsoGuard or EsoCheck technologies less competitive or obsolete.
●	We expect to derive substantially all of our revenues from the EsoGuard and EsoCheck products.
●	We are highly dependent on our license agreement with CWRU, the termination of which would prevent us from commercializing our products, and which imposes significant obligations on us.
●	Our products may never achieve market acceptance.
●	The sizes of the markets for our current and future products have not been established with precision, and may be smaller than we estimate.
●	Recommendations in published clinical practice guidelines issued by various organizations, including professional societies and federal agencies may significantly affect payors’ willingness to cover, and physicians’ willingness to prescribe, our products and services.
●	We or our third-party manufacturers may not have the manufacturing and processing capacity to meet the production requirements of consumer demand or clinical testing in a timely manner.
●	Our EsoGuard test is performed in a single commercial clinical laboratory facility. If demand for our EsoGuard test grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or their equipment were damaged or destroyed, or if we experience a significant disruption in our commercial clinical laboratory operations for any reason, our ability to continue to operate our business could be materially harmed.
●	Our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
●	We expect to rely on courier delivery services to transport EsoCheck devices and EsoGuard specimen kits to physicians and other medical professionals and samples back to laboratory facilities for analysis. If these delivery services are disrupted or become prohibitively expensive, customer satisfaction and our business could be negatively impacted.
●	If we attempt to bring any other products or services to market in addition to the EsoGuard test and EsoCheck device, we likely will be required to make significant investments in research and development, which ultimately may prove unsuccessful. Our future performance may be affected by the success of products we have not yet developed, licensed, acquired.
●	Our officers may allocate their time to other businesses thereby potentially limiting the amount of time they devote to our affairs. This conflict of interest could have a negative impact on our operations.
●	Our ability to be successful will be totally dependent upon the efforts of our key personnel.
●	Our officers and directors have fiduciary obligations to other companies and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our business may suffer if we are unable to manage our growth.
●	Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business.
●	We may engage in acquisitions that are not successful and which could disrupt our business, cause dilution to our stockholders and reduce our financial resources.
●	Adverse results in material litigation matters could have a material adverse effect upon our business.

Risks Associated with Healthcare Regulation, Billing and Reimbursement, and Product Safety and Effectiveness.

●	If private or governmental third-party payors do not maintain reimbursement for our products at adequate reimbursement rates, we may be unable to successfully commercialize our products which would limit or slow our revenue generation and likely have a material adverse effect on our business.
●	FDA has proposed a policy under which it would phase out its general enforcement discretion approach for LDTs so that IVDs manufactured at a laboratory would generally fall under the same enforcement approach as other IVDs. While we are confident that the proposed policy will not have a material impact on our business, there can be no assurance that will be the case.
●	If we fail to maintain CLIA-certification or otherwise meet the applicable requirements of federal or state law regulating commercial clinical laboratories, such failure could limit or prevent our ability to perform our EsoGuard test, or any other tests which we may develop, license or acquire, affect any payor consideration of such tests, prevent their clearance or approval entirely, and/or interrupt the commercial sale and/or marketing of any such tests, cause us to incur significant expense to remedy this failure and otherwise negatively impact our business.
●	EsoGuard may not be jointly marketed as a combined product with EsoCheck without first securing FDA approval of the combined product as an IVD device. If FDA deems that we are jointly marketing such an IVD product with EsoCheck without FDA approval of the combined product as an IVD device, we would be subject to FDA enforcement action which could limit or halt commercialization of our products, and result in FDA sanctions which could severely impact our business.
●	Securing FDA approval of EsoGuard as an IVD device, separately or as a combined product with EsoCheck, is a complex process requiring substantial time, commitment of resources and expense without any assurance that FDA will grant such approval.
●	Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.
●	Modifications to our cleared or approved products may require new clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
●	Clinical trials necessary to support regulatory submission will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from expanding our commercial efforts and will adversely affect our business, operating results and prospects.
●	The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.
●	If our clinical studies do not satisfy providers, payors, patients and others as to the reliability and performance of our EsoGuard test and the EsoCheck device, or any other product or service we may develop and seek to commercialize, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for, such test.
●	If the validity of an informed consent for a clinical trial of one of our products was challenged, we could be subject to fines, penalties, litigation, or regulatory sanctions, or other adverse consequences, including invalidating or requiring us to repeat clinical trials which could negatively affect our business and results of operations.
●	EsoCheck and any other products we develop that receive regulatory clearance or approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
●	If we are found to be promoting the use of our devices for unapproved or “off-label” uses or engaging in other noncompliant activities, we may be subject to recalls, seizures, fines, penalties, injunctions, adverse publicity, prosecution, or other adverse actions, resulting in damage to our reputation and business.
●	Clinical laboratories and medical diagnostic companies are subject to extensive and frequently changing federal, state, and local laws. We could be subject to significant fines and penalties if we fail (or if our prior unrelated third-party laboratory partner previously failed) to comply with these laws and regulations.
●	We operate Lucid Test Centers where prescribing physicians can send patients for EsoGuard testing, including undergoing specimen collection using EsoCheck. These Lucid Test Centers are subject to federal and state regulations which may be burdensome, costly or difficult to comply with. Failure to comply with these regulations could result in sanctions, fines or other enforcement actions which may be costly, time-consuming and limit our ability to utilize them and adversely impact our business.
●	We intend to engage with one or more third-party telemedicine companies to provide physicians to evaluate patients and, if clinically indicated, refer the patient to our Lucid Test Centers or to a #CheckYourFoodTube Precancer Testing Event, to undergo EsoCheck specimen collection for EsoGuard testing. Telemedicine is subject to numerous federal and state regulations and faces particularly intense scrutiny by these regulators. If we fail to comply with federal healthcare regulations, we could face substantial penalties, sanctions, fines or prosecution and our business, operations and financial condition could be adversely affected.
●	Many aspects of our business, beyond the specific elements described above, are subject to complex, intertwined, costly and/or burdensome federal health care laws and regulations which may open to interpretation and be subject to varying levels of discretionary enforcement. If we fail to comply with these laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	The regulations that govern pricing and reimbursement for new products vary widely from country to country, and may adversely affect the pricing, coverage and reimbursement rates of our products in other countries.
●	Due to billing complexities in the diagnostic and laboratory service industry, we may not be able to collect payment for the EsoGuard tests we perform.
●	Healthcare reform measures could hinder or prevent our products’ commercial success.
●	Our medical products may in the future be subject to product recalls that could harm our reputation, business, and financial results.
●	If our medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our products.
●	Compliance with the HIPAA security, privacy and breach notification regulations may increase our costs.

Risks Associated with Our Intellectual Property and Technology Infrastructure

●	We may not be able to protect or enforce the intellectual property rights for the technology used in, or expected to be used in, our products, which could impair our competitive position.
●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.
●	Competitors may violate the intellectual property rights for the technology used in, or expected to be used in, our products, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.
●	Failure in our information technology systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.
●	Our internal computer systems, or those used by our third-party research institution collaborators, vendors or other contractors or consultants, may suffer security breaches.

Risks Associated with Our Relationship with PAVmed

●	PAVmed owns a majority of our voting stock and thus it (or any successor to its stake in the Company), may control certain actions requiring a stockholder vote.
●	If PAVmed’s debt is accelerated due to its default under the terms thereof, PAVmed could cease to have voting control of the Company.
●	Certain conflicts of interest may arise between us and our affiliated companies, including PAVmed, and in some cases we have waived certain rights with respect thereto.
●	Our ability to operate our business effectively may suffer if the MSA with PAVmed is insufficient to meet our needs or if, upon the termination of the MSA, we do not cost-effectively establish our own fully functional financial, administrative, operational and other support systems in order to operate as a stand-alone company.
●	Any disputes that arise between us and PAVmed with respect to our past and ongoing relationships could harm our business operations.

Risks Associated with Ownership of Our Common Stock

●	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
●	Nasdaq may in the future delist our common stock, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our stock price may be volatile, and holders of our common stock could incur substantial losses.
●	We do not intend to pay any dividends on our common stock at this time.
●	We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
●	If we fail to establish and maintain proper and effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline significantly.
●	We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
●	We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
●	Our charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Risks Associated with Our Financial Condition

We have incurred operating losses since our inception and may not be able to achieve profitability.

We have incurred net losses since our inception. For the years ended December 31, 2023 and 2022, we had a net loss of $52.7 million and $56.2 million, respectively. Our ability to generate sufficient revenue from any of our products in development, and to transition to profitability and generate consistent positive cash flows is dependent upon factors that may be outside of our control. We expect that our operating expenses will continue to increase as we continue to develop, pursue regulatory clearance or approval for and commercialize our products, build our manufacturing, sales and other commercial infrastructure, and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future.

We are subject to all of the risks and uncertainties typically faced by a medical device and diagnostic company devoting substantially all its efforts to the commercialization of its initial products and services and ongoing research and development activities and clinical trials.

We have concluded there is substantial doubt of our ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.

In our December 31, 2023 consolidated financial statements, we have concluded and stated our recurring losses from operations, recurring cash flows used in operations and the requirement we raise additional capital in order to fund our ongoing operations beyond March 2025 raise substantial doubt regarding our ability to continue as a going concern. Additionally, our independent registered public accounting firm’s report on our consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our plans to address this going concern risk include pursuing further financings in addition to the recently completed offering of Series B Preferred Stock (in which we raised over $18 million), seeking to restructure our outstanding indebtedness and pursuing additional offerings of debt and/or equity securities. The consolidated financial statements do not include any adjustments that might result from our inability to consummate such offerings or our ability to continue as a going concern. Moreover, there is no assurance if we consummate additional offerings, we will raise sufficient proceeds in such offerings to pay our financial obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern.

To raise capital, we have issued a significant amount of convertible securities under which we expect to issue a correspondingly significant amount of shares of our common stock upon conversion thereof. In addition, we may issue shares of our capital stock or debt securities in the future in order to raise capital to fund our operations. All of the foregoing would dilute the equity interest of our stockholders and might cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. There are 151,755,202 authorized but unissued shares of our common stock available for issuance as of March 21, 2024 (inclusive of granted but unvested restricted stock awards granted as of each such date under the Lucid Diagnostics 2018 Long-Term Incentive Equity Plan).

From March 2023 through March 2024, we issued shares of Series A Preferred Stock, Series A-1 Preferred, and Series B Preferred Stock that, in accordance with the terms thereof, could be converted into, in the aggregate, up to 49,822,240 shares of our common stock (which amount includes all future dividends that may be potentially payable in shares of our common stock).

As of March 21, 2024, 2,203,800 shares of our common stock were issuable under the March 2023 Senior Convertible Note, assuming the noteholder elected to convert the March 2023 Senior Convertible Note in full on such date at the fixed conversion price of $5.00 per share (based on $11.0 million in aggregate principal amount outstanding as of such date and no accrued and unpaid interest thereon). The number of shares of our common stock to be issued under the March 2023 Senior Convertible Note may be substantially greater than this amount if we make the required amortization payments in shares of our common stock (or upon conversion of the principal and interest in certain other circumstances as described elsewhere in this filing), because in such event the number of shares to be issued will be determined based on the then current market price (but in any event not more than fixed conversion price per share or less than $0.30 per share). We cannot predict the market price of our common stock at any future date, and therefore, we are unable to accurately forecast or predict the total amount of shares that ultimately may be issued under the March 2023 Senior Convertible Note. However, assuming that all amortization payments are made as scheduled in shares of common stock at a price equal to the current market price of $1.11 per share, we estimate that we would issue 9,927,027 shares to the noteholder.

In March 2024, we entered into an eighth amendment to the management services agreement with PAVmed (the “MSA”), pursuant to which PAVmed may elect to receive payment of the monthly fee under the management services agreement in cash or in shares of our common stock valued at a price based on the current market price, subject to a floor price and a maximum number of shares. Under the amendment, the monthly fee due from the Company to PAVmed was increased from $0.75 million to $0.83 million. In accordance with the MSA and the PBERA, on January 26, 2024, PAVmed elected to receive payment of $4.675 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock. To the extent PAVmed elects for us to satisfy our obligations under the MSA and PBERA in shares of our common stock in the future, the interest of other shareholder of the Company would be diluted.

Furthermore, we have issued and expect to continue to issue equity awards, including stock options, under our 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”) and our Employee Stock Purchase Plan (the “Lucid Diagnostics Inc. ESPP”). In addition, in March 2022, we entered into a committed equity facility with an affiliate of Cantor. Under the terms of the facility, Cantor has committed to purchase up to $50 million in shares of our common shares stock from time to time at the our request. In November 2022, we also entered into an “at-the-market offering” for up to $6.5 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor. Also in November 2022, we entered into the PBERA with PAVmed, pursuant to which PAVmed will continue to pay certain payroll and benefit-related expenses on our behalf and we will reimburse PAVmed, in cash or, subject to approval by each of our boards of directors, in shares of our common stock valued at a price based on the current market price, subject to a floor price and a maximum number of shares.

In addition, we may issue a substantial number of additional shares of our common stock or preferred stock or incur indebtedness, or issue or incur a combination of common and preferred stock and indebtedness, to raise additional funds or in connection with any strategic acquisition or as compensation to our officers, directors, employees and consultants or to fund investments in our current operations.

The issuance of additional shares of our common stock or any number of shares of our preferred stock, and the availability for sale of such shares in the public markets:

●	may significantly dilute the equity interest of our current investors;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to our common stockholders;
●	may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and most likely also result in the resignation or removal of some or all of our present officers and directors; and
●	may adversely affect prevailing market prices for our common stock.

Similarly, if we incur indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues are insufficient to pay our debt obligations and we are not able to refinance such obligations;
●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves, and any such covenant is breached without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand and a demand is made;
●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and
●	our inability to conduct acquisitions, joint ventures or similar arrangements if the debt security contains covenants restricting such transactions or the funding thereof or requiring prior approval of the debt holders.

We expect to need additional capital funding, which may be compounded by our obligations to our parent company, PAVmed, which requires its own additional capital funding.

Our future capital requirements depend on many factors, including our research, development, and sales and marketing activities. We intend to continue to make investments to support our business growth. Because we have not generated significant revenue or cash flow to date, and despite our recently having raised approximately $18.1 million in the Series B Offering and Exchange, we may require additional funds to:

●	continue our research and development including existing and new clinical trials;
●	fund our operations;
●	protect our intellectual property rights or defend, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
●	manufacture and distribute our products; and
●	promote market acceptance of our products.

Our need for additional funds may be affected by:

●	the cost and timing of expanding our sales, marketing and distribution capabilities;
●	the effect of competing technological and market developments; and
●	the extent to which we acquire or invest in businesses, products and technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Under our existing management services agreement and payroll and benefit expense reimbursement agreement with PAVmed, PAVmed may determine the form and timing of our satisfaction of our obligations under such agreements. To the extent PAVmed elects for this obligation to be paid in cash, that would increase our need to raise additional capital. In this regard, because of the challenges PAVmed has faced in terms of raising capital itself, PAVmed has become highly dependent on us to fund its operations, primarily through electing for the payment in cash by us of our obligations under our management services agreement with PAVmed.

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

Our results of operations, including our revenue and profits, assuming we are able to successfully commercialize the EsoGuard and EsoCheck products, may fluctuate significantly, depending on a variety of factors, including the following:

●	our success in marketing and selling, and changes in demand for, our products, and the level of reimbursement and collection obtained for our products;
●	seasonal variations affecting physician recommendations for esophageal precancer and cancer screenings and patient compliance with physician recommendations, including without limitation holidays, weather events, and other circumstances that may limit patient access to medical practices for preventive services such as esophageal precancer and cancer screening;
●	our success in collecting payments from third-party payors, patients and collaborative partners, variation in the timing of these payments and recognition of these payments as revenues;
●	the pricing of our products, including potential changes in CMS reimbursement rates or other reimbursement rates;
●	circumstances affecting our ability to provide our products, including weather events, supply shortages, or regulatory or other circumstances that adversely affect our ability to manufacture our products or process tests in our clinical laboratory;
●	fluctuations in the amount and timing of our selling and marketing costs and our ability to manage costs and expenses and effectively implement our business; and
●	our research and development activities, including the timing of costly clinical trials.

Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.

We may be required to repay or redeem, or to pay interest on, the March 2023 Senior Convertible Note or any future permitted indebtedness incurred by us or our subsidiaries, in cash. Despite our right to pay the interest and principal balance of the March 2023 Senior Convertible Note by issuing shares of our common stock, we may be required to repay such indebtedness in cash, if we do not meet certain customary equity conditions (including minimum price and volume thresholds) or in certain other circumstances. For example, we may be required to repay the outstanding principal balance and accrued but unpaid interest, along with a premium, upon the occurrence of certain changes of control or an event of default.

Our ability to make payments of the principal of, to pay interest on, or to redeem our indebtedness in cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We have not generated material revenue from operations to date, and our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, the March 2023 Senior Convertible Note would contain, and any future indebtedness may contain, restrictive covenants, including financial covenants. These payment obligations and covenants could have important consequences on our business. In particular, they could:

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

Given the large market opportunity for esophageal precancer testing we may face multiple competitors in the future, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test may face competition from new biomarkers also designed to detect esophageal precancer and conditions along the BE-EAC spectrum.

The Mayo Clinic and Exact Sciences Inc. (Nasdaq: EXAS) have published preliminary data on such biomarkers and have publicly expressed a commitment to advancing them to commercialization. Investigators at Johns Hopkins University associated with a privately held firm called Previse have published limited data on methylation biomarkers for BE. Of note, both groups used the EsophaCap “sponge-on-a-string” cell collection device.

Other manufacturers have developed noninvasive esophageal cell collection devices most notably “sponge-on-a-string” devices which may compete with EsoCheck. One such device, Cytosponge, previously marketed by in the U.S. by Medtronic Inc. (NYSE: MDT), which is similar to EsophaCap, the device we acquired in our acquisition of CapNostics LLC and is utilized almost exclusively for clinical research, is a spherical mesh sponge encapsulated in soluble gelatin that dissolves in the stomach. The expanded sponge brushes the lining of the esophagus as it is withdrawn and retrieved. EndoSign, commercialized by Cyted, and much like Cytosponge and our own EsophaCap before it, is a small mesh sponge within a soluble gelatin capsule that needs to reside in the stomach for some time until it fully dissolves and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved. Although, unlike EsoCheck, these devices do not provide anatomic targeting nor protect their sample from dilution and contamination during device withdrawal, future biomarkers may have sufficient sensitivity to detect BE-EAC despite such dilution and contamination. Manufacturers may also be developing new tools that have not yet been announced that provide noninvasive esophageal cell sampling with the same or better protection from dilution and contamination as EsoCheck.

Several well-capitalized companies are developing “liquid biopsy” tests for early cancer detection based on circulating tumor DNA. Although none of these tests yet purport to detect early precancer in the bloodstream, technological advances could result in sufficient sensitivity to do so generally and for conditions along the BE-EAC spectrum. Such advances could put EsoGuard and EsoCheck at a significant competitive disadvantage in the esophageal precancer testing market as it would be logistically much simpler to send the patient for a routine blood draw instead of a specialized office procedure like EsoCheck, and patients would generally prefer such a blood draw over even a noninvasive procedure such as EsoCheck.

Additional, still unproven, technologies with the potential to compete with EsoGuard and EsoCheck in the future, include breath tests and oral tests which may be capable of identifying the presence of BE. For example, there is early data to suggest that an “electric nose” device which measures volatile organic compounds (VOCs) developed by The eNose Company, based in the Netherlands, may be able to identify patients with BE. Preliminary published data from Columbia University School of Medicine found that differences in the oral bacterial microbiome, obtained with a simple saliva sample or oral swab, may correlate with the presence of BE.

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

We are highly dependent on our license agreement with CWRU, the termination of which would prevent us from commercializing our products, and which imposes significant obligations on us.

We are highly dependent on the intellectual property licensed from CWRU, pursuant to which we license the technology underlying our EsoGuard and EsoCheck products. Other products or services we may develop also may rely on the same technology. In the event that we default in the payment of any amount when due under the License Agreement, and such amount is not paid within 30 days of notice of nonpayment, CWRU may terminate the exclusivity of the license or terminate the License Agreement in full. Furthermore, if we breach the agreement, and we do not cure such breach within the applicable time period, in addition to seeking damages, CWRU could terminate the License Agreement. Any termination of the License Agreement resulting in the loss of the licensed rights would prevent us from marketing and selling the EsoGuard and EsoCheck products and any other products or services we may develop based on the same underlying technology. Any termination of the exclusivity of the license could damage our competitive position within the marketplace. In addition, disputes may also arise between us and CWRU regarding the License Agreement. If any such dispute results in an impairment of our ability to use the intellectual property, we may be unable to commercialize the EsoGuard and EsoCheck products and any other product or service we may develop based on the same underlying technology. Accordingly, any such termination or dispute could threaten the viability of our business.

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

Labor is a significant component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance, such as certain clinical laboratory and sales roles. Although we have not experienced any material labor shortage to date, we have recently observed an overall tightening and increasingly competitive labor market. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime or financial incentives to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our clinical laboratories and overall business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigating measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected.

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

Our ability to successfully carry out our business plan is dependent upon the efforts of our key personnel. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. The unexpected loss of the services of our key personnel could have a detrimental effect on us. We may also be unable to attract and retain additional key personnel in the future. We are limited in shares available for issuance under our long-term incentive plan, which could limit our ability to attract and retain key personnel, until such amount is increased. An inability to attract and retain key personnel may impact our ability to continue and grow our operations.

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

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the countries in which we conduct business (although our near-term focus is on our U.S. operations). These factors include:

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

We may in the future enter into transactions to acquire other businesses, products, services or technologies. Because we have not made any major acquisitions to date, our ability to do so successfully is unproven. If we do identify suitable candidates, we may not be able to make such acquisitions on favorable terms or at all. Any acquisitions we make in the future may not strengthen our products, technologies or businesses or otherwise improve our competitive position, and these transactions may be viewed negatively by investors, healthcare providers, patients and others. For example, we may be unable to timely and effectively integrate the acquired businesses into our business; we may lose key employees; we may encounter potential unknown liabilities and unforeseen risks, including liabilities associated with contracts containing consent and/or other provisions that may be triggered by the acquisitions; we may be unable to realize the anticipated benefits of the acquisitions or do so within the anticipated timeframe; or we may be unable to effectively manage our expanded operations. In addition to the risks outlined above, we may decide to incur debt in connection with an acquisition or issue our common stock or other securities to the stockholders of the acquired company, which would reduce the percentage ownership of our existing stockholders. We cannot predict the number, timing or size of future acquisitions or the effect that any such transactions might have on our operating results. For the foregoing reasons, the market price of our common stock may decline as a result of any acquisitions.

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

EsoGuard’s PLA code 0114U has been granted “gapfill” determination through the CMS CLFS process, allowing us to engage directly with Medicare Administrative Contractor (“MAC”) Palmetto GBA, whose Molecular Diagnostics Program (“MolDx”) performs technical assessment of molecular diagnostic tests on behalf of itself and other MACs. Although CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021, we have not received a final Medicare local coverage determination from MolDx. Most recently, in May 2023, a final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective on the CMS website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” We expect to submit EsoGuard for Technical Assessment under this foundational LCD later this year. However, even if we do submit EsoGuard for Technical Assessment as currently planned, there can be no assurance that MolDx will determine that we meet the criteria for coverage as specified in the LCD. If we are not granted coverage, or if a determination is substantially delayed, that could have a material adverse effect on our ability to commercialize EsoGuard.

Commercial third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new healthcare products. As a result, there is uncertainty surrounding whether EsoGuard or EsoCheck will be eligible for coverage by third-party payors or, if eligible for coverage, what the reimbursement rates will be. Reimbursement of esophageal precancer and cancer screening by a third-party payor may depend on a number of factors, including a payor’s determination that tests using our technologies are sufficiently sensitive and specific for esophageal cancer and precancer; not experimental or investigational; approved or recommended by the major guidelines organizations; reliable, safe and effective; medically necessary; appropriate for the specific patient; and cost-effective.

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

FDA has proposed a policy under which it would phase out its general enforcement discretion approach for LDTs so that IVDs manufactured at a laboratory would generally fall under the same enforcement approach as other IVDs. While we are confident that the proposed policy will not have a material impact on our business, there can be no assurance that will be the case.

In October 2023, FDA proposed a policy under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. If finalized, FDA believes that this phaseout may also foster the manufacturing of innovative IVDs for which FDA has determined there is a reasonable assurance of safety and effectiveness. As such, FDA has structured the proposed phaseout policy to contain five key stages:

●	Stage 1: End the general enforcement discretion approach with respect to Medical Device Regulation (MDR) requirements and correction and removal reporting requirements 1 year after FDA publishes a final phaseout policy, which FDA intends to issue in the preamble of the final rule.
●	Stage 2: End the general enforcement discretion approach with respect to requirements other than MDR, correction and removal reporting, Quality System (QS), and premarket review requirements 2 years after FDA publishes a final phaseout policy.
●	Stage 3: End the general enforcement discretion approach with respect to QS requirements 3 years after FDA publishes a final phaseout policy.
●	Stage 4: End the general enforcement discretion approach with respect to premarket review requirements for high-risk IVDs 3.5 years after FDA publishes a final phaseout policy, but not before October 1, 2027.
●	Stage 5: End the general enforcement discretion approach with respect to premarket review requirements for moderate risk and low risk IVDs (that require premarket submissions) 4 years after FDA publishes a final phaseout policy, but not before April 1, 2028.

It is currently anticipated that FDA will finalize the proposed policy by April 2024. Once the final policy is released, we will implement the QS requirements in the recommended staged approach and conduct pre-submission meetings with FDA to seek agreement on regulatory pathway for EsoGuard premarket submission. As required by the final policy, we will submit the regulatory premarket submission to the FDA as per the timeframe defined in the final policy. We are confident that the proposed policy will not have a commercial impact as the Company already has a robust QS management platform for medical devices and EsoGuard will be able to transition to the platform to fulfill the QS requirements, if and when required by FDA. However, there can be no assurance that we will be able to successfully transition the platform to fulfill the QS requirements, if and when required by FDA, and our failure to do so could have a material impact on our ability to commercialize EsoGuard and on our business as a whole.

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

EsoGuard may not be jointly marketed as a combined product with EsoCheck without first securing FDA approval of the combined product as an IVD device. If FDA deems that we are jointly marketing such an IVD product with EsoCheck without FDA approval of the combined product as an IVD device, we would be subject to FDA enforcement action which could limit or halt commercialization of our products, and result in FDA sanctions which could severely impact our business.

EsoCheck has received FDA 510(k) clearance permitting us to market it in the U.S. as a cell collection device indicated for use in the collection and retrieval of surface cells of the esophagus in the general population of adults, 22 years of age and older. EsoGuard, on the other hand, has not received FDA approval to be marketed as an IVD device and is being marketed as an LDT. As such we must market EsoGuard and EsoCheck as separate products. Jointly marketing EsoGuard as a combined product with EsoCheck would require us to secure FDA approval of the combined product as an IVD device. If we were to jointly market such products, even inadvertently, without such FDA approval we would be subject to FDA enforcement actions which could result in fines, unanticipated compliance expenditures, recall or seizures of our products, total or partial suspension of production or distribution, restrictions on labeling and promotion, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Responding to such actions could cause us to incur significant expense, limit or halt commercialization of our products and severely impact our business.

Securing FDA approval of EsoGuard as an IVD device, separately or as a combined product with EsoCheck, is a complex process requiring substantial time, commitment of resources and expense without any assurance that FDA will grant such approval.

FDA has indicated to us through its pre-submission process that jointly marketing EsoGuard combined with EsoCheck as an IVD device would be subject to PMA premarket approval, the most stringent FDA premarket medical device scientific and regulatory review process, which requires sufficient valid scientific evidence in addition to general and special controls to assure that it is safe and effective for its intended use(s). If we choose, or are required, as a result of changes in LDT regulation, to secure FDA approval of EsoGuard as an IVD device, even if not combined with EsoCheck, we expect we would this require FDA PMA approval.

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

There can be no assurance that FDA will ever permit us to market EsoGuard, used with EsoCheck, as a combined product. Also, any regulatory clearance or approval of a product, once obtained, may be withdrawn. If we are unable to successfully obtain or maintain regulatory clearance or approval to sell any products we may develop in the U.S., our business, financial condition, results of operations and growth prospects could be adversely affected. Furthermore, delays in receipt of clearances or approvals could materially delay or prevent us from commercializing our products and services or result in substantial additional costs that could decrease our profitability. Even if we were to successfully obtain and maintain regulatory clearance or approval for a product, any clearance or approval might contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, or may be subject to burdensome post-approval study or risk management requirements.

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

Our principal ongoing clinical trials are those that relate to EsoGuard. For a summary of the status and certain information concerning the results of those trials, please see above under “Background and Overview—Clinical Utility and Clinical Trials”.

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

Our products are the subject of multiple clinical trials and we anticipate they will continue to be so in the future. We have implemented measures to ensure that data and biological samples that we receive have been collected from, and any procedures that have been performed using our products have been on, subjects who have provided appropriate informed consent. When we utilize clinical research contractor or partner with other third parties in connection with our studies, we rely upon them to comply with the requirements to obtain the subject’s informed consent and to comply with applicable laws and regulations. The collection of data and samples in many different countries results in complex legal questions regarding the adequacy of informed consent and the status of genetic material under a large number of different legal systems. Those informed consents could be challenged and prove invalid, unlawful, or otherwise inadequate for our purposes. Any such findings against us, could force us to stop accessing or using data and samples or servicing or conducting clinical trials, which would hinder our product offerings or development. We could also become involved in legal actions, which could consume our management and financial resources.

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

We operate Lucid Test Centers where prescribing physicians can send patients for EsoGuard testing, including undergoing specimen collection using EsoCheck. These Lucid Test Centers are subject to federal and state regulations which may be burdensome, costly or difficult to comply with. Failure to comply with these regulations could result in sanctions, fines or other enforcement actions which may be costly, time-consuming and limit our ability to utilize them and adversely impact our business.

As part of our commercialization efforts for EsoGuard, we are operating Lucid Test Centers in jurisdictions where a licensed health care professional, employed or contracted by us, will perform the esophageal cell collection procedure using EsoCheck and then package the specimen for transport to our CLIA-certified commercial clinical laboratory. The Lucid Test Centers may be deemed laboratory draw stations or outpatient centers or clinics, which may be subject to state licensure and operating requirements. In addition, states may require personnel performing the specimen collection procedure to be licensed and may require collaboration with or supervision by a physician. The health care professionals may also be subject to malpractice claims. We will need to purchase insurance policies to cover such claims but the coverage limits on such policies may be insufficient to cover any monetary awards for damages granted for such claims. In certain states, our Lucid Test Centers may trigger the corporate practice of medicine doctrine, a general prohibition in some jurisdictions against non-licensed individuals or corporations owning medical practices or employing physicians and other licensed HCPs. In many states, a general business corporation cannot directly employ health care professionals or enter any arrangement where the physicians or the healthcare professional is in any way controlled or directed by the corporation. Complying with these state regulations can be complex, burdensome and costly and we may be unable to do so in certain states, limiting our commercialization efforts and business in those states. The Lucid Test Centers may be subject to additional state regulations relating to the distribution of the collection devices, test orders, patient consents, medical necessity requirements and billing regulations.

We have invested heavily in regulatory and compliance infrastructure in an effort to ensure compliance with this regulatory framework, however, we cannot guarantee that we will remain in compliance with these rules at all times. Our failure to comply with these regulations in the operation of these Lucid Test Centers or in managing the personnel interacting with patients at these centers could subject us to sanctions, fines or other enforcement actions. Responding to these actions may be costly and time-consuming and may require us to cease operations at these centers which may limit our commercialization efforts and adversely impact our business.

We intend to engage with one or more third-party telemedicine companies to provide physicians to evaluate patients and, if clinically indicated, refer the patient to our Lucid Test Centers or to a #CheckYourFoodTube Precancer Testing Event, to undergo EsoCheck specimen collection for EsoGuard testing. Telemedicine is subject to numerous federal and state regulations and faces particularly intense scrutiny by these regulators. If we fail to comply with federal healthcare regulations, we could face substantial penalties, sanctions, fines or prosecution and our business, operations and financial condition could be adversely affected.

One element of our growth strategy is to expand EsoGuard commercialization across multiple channels, including by partnership with telemedicine providers. The logistics required to manage a patient’s journey through a telemedicine program, in a manner which is compliant with all applicable regulations, are complex and require very careful coordination between us and our third-party telemedicine and laboratory partners broadly operating within our quality management system. Our activities and the activities of our third-party partners on our behalf within this telemedicine program are subject to numerous federal and state regulations. The telemedicine provider itself may be subject to additional state regulations relating to the corporate practice of medicine, test orders, patient consents, medical necessity requirements and billing regulations. Telemedicine faces particularly intense scrutiny from regulators due to numerous cases of companies failing to operate in this space with a properly functioning regulatory and compliance infrastructure.

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

The Patient Protection and Affordable Care Act (the “PPACA”), among other things, amends the intent requirement of the Federal Anti-Kickback Statute and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA.

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

There may well be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

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

Risks Associated with Our Relationship with PAVmed

PAVmed owns a majority of our voting stock and thus it (or any successor to its stake in the Company), may control certain actions requiring a stockholder vote.

PAVmed owns approximately 70.1% as of December 31, 2023 and 64.9% as of March 21, 2024 of our issued common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards), but excluding the voting power of any convertible securities. Presently, PAVmed controls more than 50% of the combined voting power of our common stock and our convertible securities and for as long as PAVmed continues to control more than 50% of our voting securities, PAVmed will be able to direct the election of all the members of our board of directors. Thus, we are a majority-owned subsidiary of PAVmed, and PAVmed has a controlling financial interest. In addition, as long as PAVmed continues to control more than 50% of our voting securities, PAVmed will have the ability to take stockholder action without the vote of any other stockholder and without having to call a stockholder meeting. Similarly, PAVmed will have the ability to prevent the approval of any action submitted to the stockholders. If PAVmed does not provide any requisite consent allowing us to take any such action when requested, we will not be able to engage in the related activities and, as a result, our business and our operating results may be harmed.

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

If PAVmed’s debt is accelerated due to its default under the terms thereof, PAVmed could cease to have voting control of the Company.

PAVmed currently has a significant amount of convertible debt outstanding, which begins to mature in April 2025, and has from time to time been in default thereunder. PAVmed is currently in compliance with the financial and other covenants under such indebtedness, although from time to time since the date of issuance of such notes (including, in the case of the indebtedness to market capitalization ratio test under such notes, as of December 31, 2023), PAVmed was not in compliance with certain financial covenants thereunder. While the holder of such indebtedness agreed to waive any such non-compliance, there can be no assurance that it will do so in the future. If the debtholder elects to accelerate PAVmed’s indebtedness rather than waiving any such non-compliance, it is likely PAVmed will not have sufficient cash on hand to pay the amounts due on an acceleration, in which case it may be required to satisfy its obligations through the transfer of its shares of common stock of the Company to such debtholder. In such event, the debtholder in turn would be entitled to exercise the voting control and contractual rights of PAVmed and may do so in a manner that could vary significantly from that of PAVmed.

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

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. Securities and industry analysts currently publish research on our company, but there is no assurance that they will continue to do so. If no securities or industry analysts cover our company, the trading price for our common stock would likely be negatively impacted. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. In addition, if our operating results fail to meet the forecast of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our stock price and trading volume to decline.

Nasdaq may in the future delist our common stock, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock is listed on the Nasdaq Capital Market. We are required to meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq. If we violate the Nasdaq continued listing requirements or fail to meet any of Nasdaq’s continued listing standards, our common stock may be delisted. In addition, while we have no present intention to do so, our Board of Directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.

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

Our stock price may be volatile, and holders of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general, and the market for life science companies, and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. For example, on March 21, 2024, the last reported sale price of our common stock was $1.11. In the last six months, between September 21, 2023 and March 21, 2024, the intra-day sale price of our common stock fluctuated between a reported low sale price of $0.99 and a reported high sale price of $1.58. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us.

In addition, on February 15, 2024, PAVmed paid a distribution to its shareholders of approximately 3.3 million shares of our common stock, thereby increasing our public float and the size of our shareholder base, both of which could increase volatility of our common stock. PAVmed could make similar distributions in the future, which could further increase the volatility of our stock price.

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

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the Securities and Exchange Commission, or “SEC,” and the rules and regulations of Nasdaq. The expenses that will be required in order to adequately prepare for being a public company will be material, and compliance with the various reporting and other requirements applicable to public companies will require considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly, and could also make it more difficult for us to attract and retain qualified personnel to serve on our Board of Directors, our board committees, or as executive officers.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Governance

Our board administers its cybersecurity risk oversight function directly through our audit committee. Our audit committee has primary responsibility for overseeing our risk assessment and risk management policies (including with respect to cybersecurity matters). Our audit committee regularly discusses with management, counsel, and auditors the Company’s major risk exposures. This includes potential financial impact on the Company and the steps taken to monitor and control those risks. Additionally, our board is informed regarding the risks facing the Company and coordinates with management and our cybersecurity team to ensure our board receives regular risk assessment updates from management.

We retain Techneto, Inc. d/b/a CyberTeam (“CyberTeam”), a third party vendor that reports directly to our president and chief operating officer, to be responsible for identifying, assessing and managing the Company’s risks from cybersecurity threats. CyberTeam has been with the Company since its inception and has over 25 years of experience in cybersecurity.

CyberTeam provides our board and executive leadership team with periodic updates about our cybersecurity program and material risks. This includes updates on cybersecurity practices, programs, and the status of projects designed to strengthen internal cybersecurity and data protection.

Risk Management and Strategy

Processes for identifying and assessing cybersecurity risks

Senior management, with the support of CyberTeam, monitors current events and trends related to cybersecurity and assesses any potential impact on current systems and operations. Third-party partners who are in possession of our confidential information are generally required to notify us in the event of a cybersecurity incident within their systems that have, or are reasonably likely to, compromise the security of such information. When appropriate, we enlist CyberTeam to perform a risk and security assessment of the cybersecurity protocols and procedures of critical third-party partners.

Processes for managing cybersecurity risks

CyberTeam tracks risks and incidents related to cybersecurity until the risk is mitigated to an acceptable level or fully remediated. When risks are identified, CyberTeam oversees mitigation plans with the risk owner which are communicated to necessary teams and remediation steps are taken.

Processes for incorporating cybersecurity risks into the overall risk management process

Our process for identifying, assessing, and managing risks related to cybersecurity generally involves CyberTeam regularly meeting with our executive leadership team, and when appropriate, our board and/or audit committee to discuss cybersecurity related risks identified and the potential likelihood and severity of each risk.

Currently, we are not aware of any risks from cybersecurity threats, or from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company.

Item 2. Property

Our corporate offices are located at 360 Madison Avenue, 25th Floor, New York, NY 10017, which is leased through our parent corporation PAVmed Inc. The lease for this space is for seven years and eight months, starting on February 1, 2023, and may not be terminated prior to expiration of its stated term, except in limited circumstances due to misconduct by our landlord.

The Company has a lease agreement for its CLIA laboratory in California with 21,019 square feet, which has a remaining term expiring December 31, 2024. We also have lease agreements for our Lucid Test Centers in various locations in Arizona, California, Colorado, Florida, Idaho, Illinois, Nevada, Ohio, Texas and Utah that in the aggregate approximate 15,048 square feet. At this time, we consider our facility space to be commensurate with our current operations. Notwithstanding, we may obtain additional office space in the future, as warranted by our business operations.

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

Part II - Other Information

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “LUCD”.

Holders

As of March 21, 2024, there were 48,244,798 shares of our common stock issued. Our shares of common stock are held by an estimated 256 holders of record and we believe our shares of common stock are held by significantly more beneficial owners.

Dividends

Common Stock

We have not paid any cash dividends on our common stock to date. Any future decisions regarding dividends will be made by our board of directors. We do not anticipate paying dividends in the foreseeable future but expect to retain earnings to finance the growth of our business. Subject to the restrictions described below and applicable law, our board of directors has complete discretion on whether to pay dividends. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions, amongst and other factors deemed relevant.

As long as the Senior Convertible Note (see “Liquidity and Capital Resources” in Item 7 below) is outstanding, we may not, directly or indirectly, redeem, or declare or pay any cash dividend or cash distribution on, any of our securities without the prior express written consent of the purchasers of the Senior Convertible Note. Furthermore, our common stock is junior to our preferred stock with respect to certain in-kind dividends payable to the holders of such preferred stock.

Series B Preferred Stock

The holders of Series B Preferred Stock are entitled to dividends payable as follows: (i) a number of shares of common stock equal to 20% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2025, and (ii) a number of shares of common stock equal to 20% of the number of shares of common stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2026. Under the terms of the Series B Preferred Stock, a holder that converts its Series B Preferred Stock prior to March 13, 2025 or March 13, 2026, as the case may be, will not receive the dividend that accrues on such date with respect to such converted Series B Preferred Stock. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q, and except as disclosed below, we did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended December 31, 2023.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition and results of operations should be read together with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (the “Financial Statements”). Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements involving risks and uncertainties and should be read together with the “Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for a discussion of important factors which could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

We are a commercial-stage medical diagnostics technology company focused on the millions of patients who are at risk of developing esophageal precancer and cancer, specifically highly lethal EAC.

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

EsoGuard is a bisulfite-converted targeted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). Analytical validation tests of EsoGuard demonstrated approximately 97% analytical sensitivity, 95% analytical specificity, approximately 98% analytical accuracy, and 100% inter-assay and intra-assay precision. Two independent clinical validation case control studies funded by the National Institute of Health utilized were performed using upper endoscopy with biopsies as the diagnostic comparator and confirmed EsoGuard accurately identifies BE. A pooled analysis of both studies demonstrated 84% sensitivity (95% confidence interval [CI] 76-90%), for detection of BE, and 86% specificity (95% CI 81-91%). Positive predictive value (PPV) and negative predictive value (NPV) were calculated using a BE prevalence of 10.6% published in a meta-analysis of U.S patients with GERD. This resulted in a PPV of approximately 42% and NPV of around 98%.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly test for the early detection of EAC and BE, including dysplastic BE and related precursors to EAC in patients with GERD, commonly known as chronic heart burn, acid reflux, or just reflux.

Recent Developments

Business

Intercompany Agreements with PAVmed

In January 2024, in accordance with the MSA and the PBERA, PAVmed elected to receive payment of $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock.

In March 2024, the Company entered into an eighth amendment to the MSA with PAVmed, increasing the monthly fee due thereunder from $0.75 million to $0.83 million, effective as of January 1, 2024.

Financing

Preferred Stock Offerings

On March 13, 2024, we entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, an “Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of our newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 10,670 shares of our Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), held by them for 31,790 shares of Series B Preferred Stock (collectively, the “Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Exchange Agreements, we entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Exchange Agreements (and are included in the 10,670 shares of Series A-1 Preferred Stock set forth above). Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of our common stock into which such Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Series B Preferred Stock is a voting security. The aggregate gross proceeds of these transactions was $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock being exchanged for shares of Series B Preferred Stock in the Series B Offering and Exchange, no shares of Series A Preferred Stock or Series A-1 Preferred Stock remain outstanding.

On October 17, 2023, we sold 5,000 shares of Series A-1 Preferred Stock, solely to accredited investors (all of which were included in the 10,670 shares of Series A-1 Preferred exchanged for Series B Preferred Stock in the Series B Offering and Exchange). The aggregate gross proceeds to Lucid of this offering was $5.0 million.

Results of Operations

Overview

Revenue

The Company recognized revenue resulting from the delivery of patient EsoGuard test results when the Company considered the collection of such consideration to be probable to the extent that it is unconstrained. Additionally, in the three months ended March 31, 2022, revenue was recognized with respect to the EsoGuard Commercialization Agreement, dated August 1, 2021, between the Company and RDx, a CLIA certified commercial laboratory service provider. On February 25, 2022, the EsoGuard Commercialization Agreement was terminated upon our acquisition, pursuant to the APA-RDx, of certain assets necessary to operate our own CLIA certified laboratory. For a fuller description of the APA-RDx, see Note 6, Asset Purchase Agreement and Management Services Agreement, to our accompanying consolidated financial statements.

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

For the previously terminated EsoGuard Commercialization Agreement in February 2022, the cost of revenue recognized is inclusive of: a royalty fee incurred under our license agreement with CWRU; the cost of EsoCheck devices and EsoGuard mailers (cell sample shipping costs); and Lucid Test Centers operating expenses, including rent expense and supplies.

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as the portion of the MSA Fee (as defined in Note 5, Related Party Transactions, to our accompanying consolidated financial statements) allocated to sales and marketing expenses, which are principally costs related to PAVmed employees who are performing services for the Company. We anticipate our sales and marketing expenses will increase in the future, to the extent we expand our commercial sales and marketing operations as resources permit and insurance reimbursement coverage for our EsoGuard test expands.

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

Results of Operations - continued

The year ended December 31, 2023 as compared to year ended December 31, 2022

Revenue

In the year ended December 31, 2023, revenue was $2.4 million as compared to $0.4 million in the prior year. The $2.0 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory. During the year ended December 31, 2022, there was revenue from the EsoGuard Commercialization Agreement with RDx, recognized in first two months of the prior year period, which was terminated on February 25, 2022 when Lucid Diagnostics transitioned to its own laboratory operations.

Cost of revenue

In the year ended December 31, 2023, cost of revenue was approximately $6.0 million as compared to $3.6 million in the prior year. The $2.4 million increase was principally related to:

●	approximately $1.6 million increase in EsoCheck and EsoGuard supplies costs; and
●	approximately $0.8 million increase in compensation related costs, including stock-based compensation.

Sales and marketing expenses

In the year ended December 31, 2023, sales and marketing costs were approximately $16.4 million as compared to $16.1 million in the prior year. The net increase of $0.3 million was principally related to:

●	approximately $2.0 million increase in compensation related costs principally as a result of an increase in headcount, including stock-based compensation; and
●	approximately $1.7 million decrease in third party marketing expenses.

General and administrative expenses

In the year ended December 31, 2023, general and administrative costs were approximately $19.3 million as compared to $24.0 million in the prior year. The net decrease of $4.7 million was principally related to:

●	approximately $8.3 million decrease in stock-based compensation;
●	approximately $3.3 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.3 million increase related to outside professional services and facility related costs.

Research and development expenses

In the year ended December 31, 2023, research and development costs were approximately $7.3 million, compared to $11.3 million in the prior year. The net decrease of $4.0 million was principally related to:

●	approximately $5.5 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCure;
●	approximately $0.7 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.8 million increase in compensation related costs, including stock-based compensation.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets increased to $2.0 million in the year ended December 31, 2023, as compared to $1.6 million in the prior year. The increase of $0.4 million in the current period was due to the timing of the acquired intangible assets in 2022.

Other Income and Expense

Change in fair value of convertible debt

In the year ended December 31, 2023, the change in the fair value of our convertible note was approximately $3.0 million of expense, related to the March 2023 Senior Convertible Note. The March 2023 Senior Convertible Note was initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value non-cash expense on the issue date.

Results of Operations - continued

The year ended December 31, 2023 as compared to year ended December 31, 2022 - continued

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the year ended December 31, 2023, in connection with the issue of the March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fee and offering costs paid by us.

See Note 13, Debt, to our accompanying consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard. We are pursuing commercialization across multiple sales channels, including: the communication to and education of medical practitioners and clinicians regarding EsoGuard; the establishment of Lucid Test Centers for the collection of cell samples using EsoCheck; the launch of the mobile testing unit; ongoing #CheckYourFoodTube testing days; and our direct contracting strategic initiative. Additionally, we are developing expanded clinical evidence to support insurance reimbursement adoption by government and private insurers. Further, as resources permit, the Company also intends to pursue development of other products and services.

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We experienced a net loss of approximately $52.7 million and used approximately $32.8 million of cash in operations during the year ended December 31, 2023. Financing activities provided $29.5 million of cash during the year ended December 31, 2023. We ended the year with cash on-hand of $18.9 million as of December 31, 2023. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on our existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations beyond March 2025 will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

Preferred Stock Offerings

On March 13, 2024, we entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, an “Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of our newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 10,670 shares of our Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), held by them for 31,790 shares of Series B Preferred Stock (collectively, the “Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Exchange Agreements, we entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Exchange Agreements (and are included in the 10,670 shares of Series A-1 Preferred Stock set forth above). Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of our common stock into which such Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The Series B Preferred Stock is a voting security. The aggregate gross proceeds of these transactions was $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock being exchanged for shares of Series B Preferred Stock in the Series B Offering and Exchange, no shares of Series A Preferred Stock or Series A-1 Preferred Stock remain outstanding.

On October 17, 2023, we sold 5,000 shares of Series A-1 Preferred Stock, solely to accredited investors (all of which were included in the 10,670 shares of Series A-1 Preferred exchanged for Series B Preferred Stock in the Series B Offering and Exchange). The aggregate gross proceeds to Lucid of this offering was $5.0 million.

Liquidity and Capital Resources - continued

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into the SPA with an accredited institutional investor, pursuant to which we agreed to sell, and the investor agreed to purchase the March 2023 Senior Convertible Note with a face value principal of $11.1 million. We issued the March 2023 Senior Convertible Note on March 21, 2023 pursuant to the SPA. The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

The March 2023 Senior Convertible Note has a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock (subject to standard adjustments in the event of any stock split, stock dividend, stock combination, recapitalization or other similar transaction), and a contractual maturity date of the two-year anniversary of the date of issuance. The principal of the March 2023 Senior Convertible Note and accrued interest thereon is convertible at the option of the holder into the Company’s common stock at the contractual conversion price. In addition, the principal of the March 2023 Senior Convertible Note amortizes over 18 months commencing six months after its issuance. The amortization payments and accrued interest on the March 2023 Senior Convertible Note are payable in shares of the Company’s common stock (subject to the satisfaction of certain customary equity conditions and except for interest payable prior to September 21, 2023), at prices based on the then current market price.

Under the March 2023 Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company is also subject to financial covenants requiring that (i) the amount of the Company’s available cash shall equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) the Company’s average market capitalization over the prior ten trading days, shall not exceed 30%, and (iii) the Company’s market capitalization shall at no time be less than $30 million (the “Financial Tests”). As of December 31, 2023, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

During the year ended December 31, 2023, approximately $0.1 million of principal repayments along with less than $0.1 million of interest expense thereon, were settled through the issuance of 115,388 shares of common stock of the Company, with such shares having a fair value of approximately $0.2 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively, a total of 680,263 shares of common stock of the Company were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of December 31, 2023.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. In the year ended December 31, 2023, we sold 230,068 shares through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Intercompany Agreements with PAVmed

From our inception in May 2018 through our IPO in October 2021, our operations were funded by PAVmed providing working capital cash advances and by PAVmed paying certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be conducted in part by personnel employed by PAVmed, for which we incur an MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the Company and PAVmed boards of directors. In this regard, in January 2024, the respective companies’ boards of directors approved a eighth amendment to the MSA to increase the MSA Fee to $0.83 million per month, effective January 1, 2024. The eighth amendment to the MSA was executed on March 22, 2024. Pursuant to the MSA, as amended by the eighth amendment, the parties agreed PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, from and after the effective date of the eighth amendment to the MSA, more than 9,644,135 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the eighth amendment).

In addition, on November 30, 2022, we entered into a payroll and benefit expense reimbursement agreement (the “PBERA”) with PAVmed. Historically, PAVmed has paid for certain payroll and benefit-related expenses in respect of our personnel on our behalf, and we have reimbursed PAVmed for the same. Pursuant to the PBERA, PAVmed will continue to pay such expenses, and we will continue to reimburse PAVmed for the same. The PBERA provides that the expenses will be reimbursed on a quarterly basis or at such other frequency as the parties may determine, in cash or, subject to approval by PAVmed’s and our boards of directors, in shares of our common stock, with such shares valued at the volume weighted average price of such stock during the final ten trading days preceding the later of the two dates on which such stock issuance is approved by PAVmed’s and our boards of directors (subject to a floor price of $0.40 per share), or in a combination of cash and shares. However, in no event will we issue any shares of our common stock to PAVmed in satisfaction of all or any portion of the expenses if the issuance of such shares of our common stock would exceed the maximum number of shares of common stock that we may issue under the rules or regulations of Nasdaq, unless we obtain the approval of our stockholders as required by the applicable rules of the Nasdaq for issuances of shares of our common stock in excess of such amount.

As of December 31, 2023, we had a Due To: PAVmed Inc. payment obligation liability of approximately $9.3 million, which liability is primarily comprised of our obligations under the PBERA and the MSA, as well other operating expenses paid by PAVmed on our behalf. See our accompanying consolidated financial statements Note 5, Related Party Transactions. In accordance with the MSA and the PBERA, on January 26, 2024, PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Revenues are recognized when the satisfaction of the performance obligation occurs, in an amount that reflects the consideration we expect to collect in exchange for those services. Our revenue is primarily generated by its laboratory testing services utilizing its EsoGuard Esophageal DNA tests. The services are completed upon release of a patient’s test result to the ordering healthcare provider. Revenue recognized is inclusive of both variable consideration in connection with an individual patient’s third-party insurance coverage policy and fixed consideration in connection with a contracted services arrangement with an unrelated third party legal entity. To determine revenue recognition for the arrangements that we determine are within the scope of ASC 606, Revenue from Contracts with Customers, we perform the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The key aspects we consider include the following:

Contracts—Our customer is primarily the patient, but we do not enter into a formal reimbursement contract with a patient. We establish a contract with a patient in accordance with other customary business practices, which is the point in time an order is received from a provider and a patient specimen has been returned to the laboratory for testing. Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with Center for Medicare & Medicaid Services (“CMS”) and applicable reimbursement contracts established between us and payers. However, when a patient is considered self-pay, we require payment from the patient prior to the commencement of our performance obligations. Our consideration can be deemed variable or fixed depending on the structure of specific payer contracts, and we consider collection of such consideration to be probable to the extent that it is unconstrained.

Performance obligations—A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer. Our contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s test result to the ordering healthcare provider. We elected the practical expedient related to the disclosure of unsatisfied performance obligations, as the duration of time between providing testing supplies, the receipt of a sample, and the release of a test result to the ordering healthcare provider is far less than one year.

Transaction price—The transaction price is the amount of consideration that we expects to collect in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration expected to be collected from a contract with a customer may include fixed amounts, variable amounts, or both.

If the consideration derived from the contracts is deemed to be variable, we estimate the amount of consideration to which it will be entitled in exchange for the promised goods or services. We limit the amount of variable consideration included in the transaction price to the unconstrained portion of such consideration. In other words, we recognize revenue up to the amount of variable consideration that is not subject to a significant reversal until additional information is obtained or the uncertainty associated with the additional payments or refunds is subsequently resolved.

When we do not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon delivery of patient EsoGuard test results to the ordering healthcare provider. As such, we recognize revenue up to the amount of variable consideration not subject to a significant reversal until additional information is obtained or the uncertainty associated with additional payments or refunds, if any, is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in estimated expected variable consideration, with the change in estimate recognized in the period of such revised estimate. With respect to a contracted service arrangement, the fixed consideration revenue is recognized on an as-billed basis upon delivery of the laboratory test report with realization of such fixed consideration deemed probable based upon actual historical experience.

Allocate transaction price—The transaction price is allocated entirely to the performance obligation contained within the contract with a customer on the basis of the relative standalone selling prices of each distinct good or service.

Practical Expedients—We do not adjust the transaction price for the effects of a significant financing component, as at contract inception, we expect the collection cycle to be one year or less.

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

The estimated fair values reported utilized the Company’s common stock price along with certain Level 3 inputs, in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price and the volatility of similar entities within the medical device industry. Changes in these assumptions can materially affect the estimated fair values.

See Note 12, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 13, Debt, for a discussion of the March 2023 Senior Convertible Note.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed Inc. 2014 Equity Plan and the Lucid Diagnostics Inc. 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed Inc. 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed Inc. common stock over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2023 and 2022;
●	With respect to stock options granted under the Lucid Diagnostics Inc. 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of Lucid Diagnostics Inc. common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2023 and 2022;
●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,
●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of Lucid Diagnostics Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Equity Plan is its quoted closing price per share.

The price per share of PAVmed Inc. common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the PAVmed Inc. 2014 Equity Plan is its quoted closing price per share.

Recent Accounting Standards Updates Adopted

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Standards Updates Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;
●	provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the U.S., and our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets could have a material effect on the financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2023.

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

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023.

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

(3)	The following exhibits:

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1‡	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc.	8-K	2.1	3/3/2022
3.1.1	Amended and Restated Certificate of Incorporation	S-1/A	3.1	10/7/2021
3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	6/21/2023
3.1.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	3/14/2024
3.2	Amended and Restated Bylaws	S-1/A	3.2	10/7/2021
4.1	Description of Registrant’s Securities	*
4.2	Common Stock Certificate	S-1/A	4.1	10/7/2021
4.3	Form of Senior Secured Convertible Note	8-K	4.1	3/14/23
10.1#	Lucid Diagnostics Inc. Amended and Restated 2018 Long-Term Incentive Equity Plan.	S-8		2/10/2023
10.2†	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.	S-1/A	10.2	10/1/2021
10.3	License Agreement, dated as of May 20, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.3	10/1/2021
10.4.1	Management Services Agreement, dated as of May 12, 2018, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.1	10/7/2021
10.4.2	Amendment to Management Services Agreement, dated as of March 1, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.2	10/7/2021
10.4.3	Second Amendment to Management Services Agreement, dated as of June 5, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.3	10/7/2021
10.4.4	Third Amendment to Management Services Agreement, dated as of July 20, 2020, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.4	10/7/2021
10.4.5	Fourth Amendment to Management Services Agreement, dated as of February 1, 2021, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.5	10/7/2021
10.4.6	Fifth Amendment to Management Services Agreement, dated as of November 10, 2021, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-K	10.4.6	3/14/2023
10.4.7	Sixth Amendment to Management Services Agreement, dated as of August 11, 2022, by and between PAVmed Inc. and Lucid Diagnostics Inc.	8-K	10.1	12/2/2022
10.4.8	Seventh Amendment to Management Services Agreement, dated as of May 9, 2023, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q	10.7	5/15/2023
10.4.9	Eighth Amendment to Management Services Agreement, dated as of March 22, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	*
10.5	Payroll and Benefit Expense Reimbursement Agreement, dated as of November 30, 2022, by and between PAVmed Inc. and Lucid Diagnostics Inc.	8-K	10.2	12/2/2022

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.6#	Form of Stock Option Agreement.	10-K	10.9	3/14/2023
10.7#	Form of Indemnification Agreement.	S-1/A	10.9	10/8/2021
10.8	Quality & Manufacturing Master Services Agreement, dated as of September 1, 2021, by and between Coastline International, Inc. and Lucid Diagnostics Inc.	S-1/A	10.11	10/1/2021
10.9#	Form of Restricted Stock Agreement.	S-1/A	10.12#	10/8/2021
10.10#	Employment Agreement with Lishan Aklog, M.D.	8-K	10.1	1/20/2022
10.11#	Employment Agreement with Dennis M. McGrath	8-K	10.2	1/20/2022
10.12.1#	Employment Agreement with Shaun O’Neil	8-K	10.1	3/23/2022
10.12.2#	Amendment to Employment Agreement with Shaun O’Neil	*
10.13#	Employment Agreement with Michael Gordon	10-K	10.16	3/14/2023
10.14.1‡	Common Stock Purchase Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K	10.1	4/1/2022
10.14.2‡	Registration Rights Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K	10.2	4/1/2022
10.15	Controlled Equity OfferingSM, dated as of November 23, 2022, by and between Cantor Fitzgerald & Co. and Lucid Diagnostics Inc.	S-3	1.2	11/23/2022
10.16.1	Form of Securities Purchase Agreement	8-K	10.2	3/14/23
10.16.2	Form of Guaranty	8-K	10.3	3/14/23
10.16.3	Form of Registration Rights Agreement	8-K	10.1	3/24/23
10.17.1	Exchange Agreement, dated as of March 13, 2023, by and between Lucid Diagnostics Inc. and the purchasers of Series B Preferred Stock party thereto	8-K	10.1	3/14/2024
10.17.2	Registration Rights Agreement Agreement, dated as of March 13, 2023, by and between Lucid Diagnostics Inc. and the purchasers of Series B Preferred Stock party thereto	8-K	10.2	3/14/2024
10.18#	Lucid Diagnostics Inc. Employee Stock Purchase Plan	S-8	10.1	3/15/2022
14.1	Code of Ethics	10-K	14.1	3/14/2023
21.1	List of Subsidiaries	*
23.1	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1	Form of Compensation Clawback Policy	*
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.	*
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	*

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

Lucid Diagnostics Inc.

March 25, 2024	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 25, 2024
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	Chief Financial Officer	March 25, 2024
Dennis M. McGrath	(Principal Financial and Accounting Officer)

/s/ Stanley N. Lapidus	Vice Chairman	March 25, 2024
Stanley N. Lapidus	Director

/s/ Debra J. White	Director	March 25, 2024
Debra J. White

/s/ James L. Cox, M.D.	Director	March 25, 2024
James L. Cox, M.D.

/s/ Jacque J. Sokolov, M.D.	Director	March 25, 2024
Jacque J. Sokolov, M.D.

/s/ Ronald M. Sparks	Director	March 25, 2024
Ronald M. Sparks

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lucid Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lucid Diagnostics Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 25, 2024

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash	$18,896	$22,474
Accounts receivable	45	17
Inventory	278	111
Prepaid expenses, deposits, and other current assets	2,854	1,754
Total current assets	22,073	24,356
Fixed assets, net	1,334	1,592
Operating lease right-of-use assets	1,307	2,008
Intangible assets, net	1,424	3,445
Other assets	1,132	1,108
Total assets	$27,270	$32,509
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,146	$1,056
Accrued expenses and other current liabilities	3,841	1,447
Operating lease liabilities, current portion	1,106	962
Senior Secured Convertible Note - at fair value	13,950	—
Due To: PAVmed Inc. - MSA Fee and operating expenses	9,339	4,960
Total current liabilities	29,382	8,425
Operating lease liabilities, less current portion	199	1,037
Total liabilities	29,581	9,462
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series A and Series A-1 Convertible Preferred Stock, issued and outstanding 18,625 at December 31, 2023 and no shares issued and outstanding at December 31, 2022	18,625	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 42,329,864 and 40,518,792 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	42	41
Additional paid-in capital	129,763	121,081
Accumulated deficit	(150,741)	(98,075)
Total Stockholders’ Equity (Deficit)	(2,311)	23,047
Total Liabilities and Stockholders’ Equity (Deficit)	$27,270	$32,509

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2023	2022
Revenue	$2,428	$377
Operating expenses:
Cost of revenue	5,979	3,614
Sales and marketing	16,404	16,134
General and administrative	19,254	23,974
Amortization of acquired intangible assets	2,021	1,649
Research and development	7,252	11,257
Total operating expenses	50,910	56,628
Operating loss	(48,482)	(56,251)
Other income (expense):
Interest income	424	88
Interest expense	(416)	(8)
Change in fair value - Senior Secured Convertible Note	(2,980)	—
Loss on issue and offering costs - Senior Secured Convertible Note	(1,186)	—
Debt extinguishments loss - Senior Secured Convertible Note	(26)	—
Other income (expense), net	(4,184)	80
Loss before provision for income tax	(52,666)	(56,171)
Provision for income taxes	—	—
Net loss	$(52,666)	$(56,171)
Net loss per share - basic and diluted	$(1.26)	$(1.55)
Weighted average common shares outstanding, basic and diluted	41,756,129	36,172,421

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEARS ENDED December 31, 2023 and 2022

(in thousands except number of shares and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2021	—	$—	34,917,907	$35	$96,608	$(41,904)	$54,739
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	965,341	1	694	—	695
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	13,859	—	13,859
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	1,132	—	1,132
Vest - restricted stock awards	—	—	169,320	—	—	—	—
CapNostics, LLC transfer	—	—	—	—	(211)	—	(211)
Issuance common stock - APA-RDx - Termination payment	—	—	326,701	—	653	—	653
Issuance - Committed Equity Facility, net of financing charges	—	—	680,263	1	1,766	—	1,767
Purchase - Employee Stock Purchase Plan	—	—	84,030	—	109	—	109
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,375,230	4	6,471	—	6,475
Net loss	—	—	—	—	—	(56,171)	(56,171)
Balance as of December 31, 2022	—	$—	40,518,792	$41	$121,081	$(98,075)	$23,047
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	5,762	—	5,762
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	1,060	—	1,060
Vest - restricted stock awards	—	—	303,980	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	115,388	—	166	—	166
Issuance common stock - APA-RDx - Termination payment	—	—	553,436	—	713	—	713
Issuance - At-The-Market Facility, net of financing charges	—	—	230,068	1	283	—	284
Purchase - Employee Stock Purchase Plan	—	—	508,200	—	551	—	551
Issuance - Series A and Series A-1 Preferred Stock	18,625	18,625	—	—	—	—	18,625
Issue common stock - vendor service agreement	—	—	100,000	—	147	—	147
Net loss	—	—	—	—	—	(52,666)	(52,666)
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(52,666)	$(56,171)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	2,499	1,936
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	5,762	13,859
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	1,060	1,132
Change in fair value - Senior Secured Convertible Note	2,980	—
Loss on issue - Senior Secured Convertible Note	1,111	—
Debt extinguishment loss - Senior Secured Convertible Note	26	—
APA-RDx: Issue common stock - termination payment	713	653
Issue common stock - vendor service agreement	23	—
Changes in operating assets and liabilities:
Accounts receivable	(28)	183
Prepaid expenses and other current assets	(1,160)	1,163
Accounts payable	89	(445)
Accrued expenses and other current liabilities	2,394	333
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	4,380	7,672
Net cash flows used in operating activities	(32,817)	(29,685)

Cash flows from investing activities
Purchase of equipment	(221)	(908)
Asset acquisition	—	(3,200)
Net cash flows used in investing activities	(221)	(4,108)

Cash flows from financing activities
Proceeds – issue of preferred stock	18,625	—
Proceeds – issue of Senior Convertible Note	10,000	—
Proceeds – issue of common stock – Committed Equity Facility	—	1,807
Proceeds – issue of common stock – At-The-Market Facility	284	—
Proceeds – exercise of stock options	—	695
Proceeds – issue common stock – Employee Stock Purchase Plan	551	109
Net cash flows provided by financing activities	29,460	2,611

Net increase (decrease) in cash	(3,578)	(31,182)
Cash, beginning of period	22,474	53,656
Cash, end of period	$18,896	$22,474

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

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

The Company believes that its flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread tool for the early detection of esophageal precancer in at-risk GERD patients. Early detection of esophageal precancer allows patients to undergo appropriate monitoring and treatment, as indicated by clinical practice guidelines, in an effort to prevent progression to esophageal cancer.

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

Note 2 — Liquidity and Going Concern

The Company’s management is required to assess an entity’s ability to continue as a going concern within one year of the date of the financial statements being issued. In each reporting period, including interim periods, an entity is required to assess conditions known and reasonably knowable as of the financial statement issuance date to determine whether it is probable an entity will not meet its financial obligations within one year from the financial statement issuance date. Substantial doubt about an entity’s ability to continue as a going concern exists when conditions and events, considered in the aggregate, indicate it is probable the entity will be unable to meet its financial obligations as they become due within one year after the date the financial statements are issued.

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $2.4 million of revenues for the year ended December 31, 2023, however the Company does not expect to generate positive cash flows from operating activities in the near future.

The Company incurred a net loss of approximately $52.7 million and had net cash flows used in operating activities of approximately $32.8 million for the year ended December 31, 2023. As of December 31, 2023, the Company had negative working capital of approximately $7.3 million, with such working capital inclusive of the Senior Secured Convertible Note classified as a current liability of an aggregate of approximately $14.0 million and approximately $18.9 million of cash.

The Company’s ability to continue operations beyond March 2025, will depend upon generating substantial revenue that is conditioned upon obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued.

Note 3 — Summary of Significant Accounting Policies

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

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the estimated fair value of stock-based equity awards, intangible assets and estimate of fair value of debt obligations. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

Cash

The Company maintains its cash at a major financial institution with high credit quality. At times, the balance of its cash deposits may exceed federally insured limits. The Company has not experienced losses on deposits with commercial banks and financial institutions which exceed federally insured limits.

Note 3 — Summary of Significant Accounting Policies - continued

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

Note 3 — Summary of Significant Accounting Policies - continued

Inventory

The Company carries test supply inventories to support our laboratory activities. The inventories are carried at the lower of weighted average cost and net realizable value and expensed through cost of sales as the supplies are used.

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the assets’ estimated useful lives. Additions and improvements are capitalized, including direct and indirect costs incurred to validate equipment and bring to working conditions. The costs for maintenance and repairs are expensed as incurred.

Leases

The Company adopted FASB ASC Topic 842, Leases, (“ASC 842”) effective December 31, 2021. All significant lease agreements and contractual agreements with embedded lease agreements are accounted for under the provisions of ASC 842, wherein, if the contractual arrangement: involves the use of a distinct identified asset; provides for the right to substantially all the economic benefits from the use of the asset throughout the contractual period; and provides for the right to direct the use of the asset. A lease agreement is accounted for as either a finance lease or an operating lease. Under both a finance lease and an operating lease, the Company recognizes as of the lease commencement date a lease right-of-use (“ROU”) asset and a corresponding lease payment liability.

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

Intangible Assets

Purchased intangible assets are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful life. See Note 10, Intangible Assets, net, for further information with respect to purchased intangible assets.

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

Note 3 — Summary of Significant Accounting Policies - continued

Stock-Based Compensation

Stock-based awards are made to members of the board of directors of the Company, the Company’s employees and non-employees, under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan. The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Stock Compensation (“ASC 718”).

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed common stock over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2023 and 2022;
●	With respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of Lucid Diagnostics common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2023 and 2022;
●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,
●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

The price per share of Lucid Diagnostics common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan is its quoted closing price per share.

The price per share of PAVmed common stock used in the computation of estimated fair value of stock options and restricted stock awards granted under the PAVmed 2014 Equity Plan is its quoted closing price per share.

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

As of December 31, 2023 and 2022, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

Note 3 — Summary of Significant Accounting Policies - continued

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

See Note 12, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 13, Debt, for a discussion of the March 2023 Senior Convertible Note.

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2023 and 2022.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2023, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2023 and December 31, 2022 or recognized during the years ended December 31, 2023 and 2022. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Net Loss Per Share

The net loss per share is computed by dividing each of the respective net loss by the number of “basic weighted average common shares outstanding” and diluted weighted average shares outstanding” for the reporting period indicated. The basic weighted-average shares common shares outstanding are computed on a weighted average based on the number of days the shares of common stock of the Company are issued and outstanding during the respective reporting period indicated. The diluted weighted average common shares outstanding are the sum of the basic weighted-average common shares outstanding plus the number of common stock equivalents’ incremental shares on an if-converted basis, computed using the treasury stock method, computed on a weighted average based on the number of days the incremental shares would potentially be issued and outstanding during the periods indicated, if dilutive. The Company’s common stock equivalents include convertible preferred stock, stock options and unvested restricted stock awards granted under the Lucid Diagnostics 2018 Long-Term Incentive Equity Plan.

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

Note 3 — Summary of Significant Accounting Policies - continued

Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation, which includes presenting interest income and classification of certain general and administrative expenses and research and development expenses within operating expenses on the statements of operations, in the consolidated financial statements and accompanying notes to the consolidated financial statements. The impact of the reclassifications made to prior year amounts is not material and did not affect net loss.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The updated guidance requires companies to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets, including trade receivables. The guidance was adopted by the Company on January 1, 2023. The adoption of the ASU did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Standards Updates Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

Note 4 — Revenue from Contracts with Customers

EsoGuard Commercialization Agreement

The Company entered into the EsoGuard Commercialization Agreement, dated August 1, 2021, with its former commercial laboratory service provider, ResearchDx Inc. (“RDx”), an unrelated third-party. The EsoGuard Commercialization Agreement was on a month-to-month basis and was terminated on February 25, 2022 upon the execution of an asset purchase agreement (“APA”) dated February 25, 2022, between LucidDx Labs, a wholly-owned subsidiary of the Company, and RDx, with such agreement further discussed in Note 6, Asset Purchase Agreement and Management Services Agreement.

Revenue Recognized

In the year ended December 31, 2023, the Company recognized revenue of $2,428, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the year ended December 31, 2022 was $377, resulting from the delivery of patient EsoGuard test results, along with the revenue recognized under the EsoGuard Commercialization Agreement, which represented the minimum fixed monthly fee of $100 for the period January 1, 2022 to the February 25, 2022 termination date as discussed above. The monthly fee was deemed to be collectible for such period as RDx has timely paid the applicable respective monthly fee.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the year ended December 31, 2023, the cost of revenue was $5,979, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the year ended December 31, 2022 was $3,614, primarily related to costs for our laboratory operations and EsoCheck device supplies, along with the costs attributable to delivering the services under the EsoGuard Commercialization Agreement for the period January 1, 2022 through its termination on February 25, 2022.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the periods indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2022	$1,650	$3,026	$284	$4,960
MSA fees	9,000	—	—	9,000
ERC - Benefits	—	1,828	—	1,828
On Behalf Of (OBO) activities	—	—	1,035	1,035
Cash payments to PAVmed Inc.	(4,500)	(1,691)	(1,293)	(7,484)
Balance - December 31, 2023	$6,150	$3,163	$26	$9,339

Note 5 — Related Party Transactions - continued

PAVmed - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA does not have a termination date, but may be terminated by the Company’s board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. The respective companies’ boards of directors approved an amendment to the MSA to increase the MSA Fee to $750 per month, effective January 1, 2023, which was entered into by PAVmed and the Company on May 9, 2023. During the six months ended December 31, 2022, MSA fees were $550 per month. During the six months ended June 30, 2022, MSA Fees were $390 per month.

Subsequent to December 31, 2023, in March 2024, we entered into an eighth amendment to the MSA. Under the amendment, the monthly fee due from the Company to PAVmed was increased from $750 to $833. Subsequent to December 31, 2023, on January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock.

The MSA Fee expense classification in the consolidated statement of operations for the periods noted is as follows:

	Years Ended December 31,
	2023	2022
Sales & Marketing	$436	$1,043
General & Administrative	6,350	3,066
Research & Development	2,214	1,531
Total MSA Fee	$9,000	$5,640

The classification of the MSA Fee as presented above is based on the PAVmed classification of employee salary expense and other operating expenses. In this regard, PAVmed classifies employee salary expense as sales and marketing expenses for employees performing sales, sales support and marketing activities, research and development expenses for those employees who are engaged in product and services engineering development and design and /or clinical trials activities, and other employees and activities classified as general and administrative.

Note 6 — Asset Purchase Agreement and Management Services Agreement

Asset Purchase Agreement and Management Services Agreement - ResearchDx Inc.

Through its wholly-owned subsidiary, LucidDx Labs Inc. (“LucidDx Labs”), the Company entered into an asset purchase agreement (“APA”) dated February 25, 2022, with ResearchDx, Inc. (“RDx”), an unrelated third-party - “APA-RDx”. Under the APA-RDx, LucidDx Labs acquired certain assets from RDx which were combined with other property and equipment to establish a Company-owned CLIA certified, CAP accredited commercial clinical laboratory capable of performing the EsoGuard® Esophageal DNA assay, inclusive of DNA extraction, next generation sequencing (“NGS”) and specimen storage. Prior to February 25, 2022, RDx provided such laboratory services at its owned CLIA-certified, CAP-accredited clinical laboratory. In connection with the execution and delivery of the APA-RDx, LucidDx Labs Inc. and RDx entered into a separate management services agreement (“MSA-RDx”), dated and effective February 25, 2022, pursuant to which RDx provided certain testing and related services for the Laboratory.

The total purchase price consideration payable under the APA-RDx is a face value of $3,200 comprised of three contractually specified periodic payments. The APA-RDx is being accounted for as an asset acquisition, with the recognition of an intangible asset of approximately $3,200, which is included in “Intangible assets, net” on the accompanying consolidated balance sheet, as further discussed in Note 10, Intangible Assets, net.

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

Note 7 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2023	December 31, 2022
Advanced payments to service providers and suppliers	$266	$371
Prepaid insurance	607	52
Deposits	1,981	1,331
Total prepaid expenses, deposits and other current assets	$2,854	$1,754

Note 8 — Fixed Assets

Fixed assets, less accumulated depreciation, consisted of the following as of:

	Estimated Useful Life	December 31, 2023	December 31, 2022
Computer and office equipment	2-5 years	$252	$223
Laboratory equipment	3-7 years	1,702	1,526
Furniture and fixtures	3-5 years	146	131
Leasehold improvements	(1)	1	1
Total Fixed Assets		2,101	1,881
Less Accumulated Depreciation		(767)	(289)
Total Fixed Assets, net		$1,334	$1,592

(1)	Lesser of remaining lease term or estimated useful life.

Depreciation expense of $478 and $287 for the years ended December 31, 2023 and 2022, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 9 — Leases

During the year ended December 31, 2023, the Company entered into additional lease agreements that have commenced and are classified as operating leases and short-term leases for additional Lucid Test Centers.

The components of lease expense were as follows:

	Years Ended December 31,
	2023	2022
Operating lease cost	$1,214	$951
Short-term lease cost	87	95
Variable lease cost	58	20
Total lease cost	$1,359	$1,066

The Company’s future lease payments as of December 31, 2023, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s consolidated balance sheets are as follows:

2024	$1,161
2025	127
2026	63
2027	24
Total lease payments	$1,375
Less: imputed interest	(70)
Present value of lease liabilities	$1,305

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Years Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,207	$949
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$380	$2,763
Weighted-average remaining lease term - operating leases (in years)	1.39	2.03
Weighted-average discount rate - operating leases	7.875%	7.875%

As of December 31, 2023 and 2022, the Company’s right-of-use assets from operating leases were $1,307 and $2,008, respectively, which are reported in operating lease right-of-use assets in the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had outstanding operating lease obligations of $1,305 and $1,999, respectively, of which $1,106 and $962, respectively, are reported in operating lease liabilities, current portion and $199 and $1,037, respectively, are reported in operating lease liabilities less current portion in the Company’s consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 10 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	December 31, 2023	December 31, 2022
Defensive technology	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	$3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(3,881)	(1,860)
Intangible Assets, net		$1,424	$3,445

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

Amortization expense of the intangible assets discussed above was $2,021 and $1,649 for the years ended December 31, 2023 and 2022, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations. As of December 31, 2023, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2024	$688
2025	421
2026	315
Total	$1,424

Note 11 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of:

	December 31, 2023	December 31, 2022
Compensation and Employee Benefits	$1,178	$879
CWRU Amended License Agreement - Royalty fee	96	10
Operating expenses	2,018	558
Other	549	—
Total accrued expenses and other current liabilities	$3,841	$1,447

Note 12 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
March 2023 Senior Convertible Note	$—	$—	$13,950	$13,950
Totals	$—	$—	$13,950	$13,950

[1]	There were no transfers between the respective Levels during the year ended December 31, 2023.

As discussed in Note 13, Debt, the Company issued a Senior Secured Convertible Note dated March 21, 2023 with a $11.1 million face value principal (“March 2023 Senior Convertible Note”). The convertible note is accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The estimated fair value of the March 2023 Senior Convertible Note as of each of March 21, 2023 (date of issuance) and December 31, 2023 were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	March 2023 Senior Convertible Note: March 21, 2023	March 2023 Senior Convertible Note: December 31, 2023
Fair Value	$11,900	$13,950
Face value principal payable	$11,111	$11,019
Required rate of return	11.00%	10.00%
Conversion Price	$5.00	$5.00
Value of common stock	$1.54	$1.41
Expected term (years)	2.00	1.22
Volatility	75.00%	60.00%
Risk free rate	4.09%	4.56%
Dividend yield	—%	—%

The estimated fair values reported utilized the Company’s common stock price along with certain Level 3 inputs (as discussed in the table above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and /or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price and the volatility of similar entities within the medical device industry. Changes in these assumptions can materially affect the estimated fair values.

Note 13 — Debt

The fair value and face value principal outstanding of the March 2023 Senior Convertible Note as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,019	$13,950
Balance as of December 31, 2023				$11,019	$13,950

The changes in the fair value of debt during the year ended December 31, 2023 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2022	$—	$—
Face value principal – issue date	11,111	$—
Fair value adjustment – issue date	789	(789)
Installment repayments – common stock	(92)	—
Non-installment payments – common stock	(49)	—
Change in fair value	2,191	(2,191)
Fair Value at December 31, 2023	$13,950
Other Income (Expense) - Change in fair value – year ended December 31, 2023		$(2,980)

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

The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs. The lender fee and offering costs were recognized as of the March 21, 2023 issue date as a current period expense in other income (expense) in the Company’s consolidated statement of operations.

During the period from March 21, 2023 to September 20, 2023, the Company was required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid in cash interest expense of $391 for the year ended December 31, 2023.

Note 13 — Debt - continued

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

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) the Company’s market capitalization to at no time be less than $30 million. As of December 31, 2023, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

The March 2023 Senior Convertible Note installment payments may be made in shares of Lucid Diagnostics common stock at a conversion price that is the lower of the contractual conversion price and 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion price floor of $0.30. The notes are also subject to certain provisions that may require redemption upon the occurrence of an event of default, a change of control, or certain equity issuances.

In the year ended December 31, 2023, approximately $92 of principal repayments along with approximately $48 of interest expense thereon, were settled through the issuance of 115,388 shares of common stock of the Company, with such shares having a fair value of approximately $166 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $26 in the year ended December 31, 2023. Subsequent to December 31, 2023, as of March 21, 2024, approximately $260 of interest expense thereon, was settled through the issuance of 242,390 shares of common stock of the Company, with such shares having a fair value of approximately $359 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Note 14 — Stock-Based Compensation

Lucid Diagnostics 2018 Long-Term Incentive Equity Plan

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

A total of 11,644,000 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 2,832,133 shares available for grant as of December 31, 2023. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of December 31, 2023. In January 2024, the number of shares available for grant was increased by 2,680,038 in accordance with the evergreen provisions of the plan.

Note 14 — Stock-Based Compensation - continued

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2021	1,419,242	$0.73	7.0
Granted(1)	2,365,000	$3.68
Exercised	(965,342)	$0.72
Forfeited	(253,523)	$3.83
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3	$428
Granted(1)	3,618,000	$1.32
Exercised	—	$—
Forfeited	(678,994)	$2.75
Outstanding stock options at December 31, 2023(3)	5,504,383	$2.00	8.5	$765
Vested and exercisable stock options at December 31, 2023	2,339,527	$2.30	7.8	$529

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of December 31, 2023 and December 31, 2022 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above, are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of December 31, 2023 and December 31, 2022.

Subsequent to December 31, 2023, on February 22, 2024, the company granted 2,895,000 stock options to employees and directors under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.25 for which will generally vest one-third after one year then ratably over the next eight quarters.

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2021	1,940,740	$12.76
Granted	320,000	4.53
Vested	(169,320)	13.48
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2022(1)	2,091,420	$11.44
Granted	550,000	1.29
Vested	(303,980)	11.95
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99

(1)	The unvested restricted stock awards presented in the table above, are inclusive of 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan as of December 31, 2022. These 50,000 restricted stock awards were fully vested during the year ended December 31, 2023.

PAVmed Inc. 2014 Equity Plan

The PAVmed 2014 Long-Term Incentive Equity Plan (the “PAVmed 2014 Equity Plan”), is separate and apart from the Lucid Diagnostics 2018 Equity Plan (as such equity plan is discussed above).

Note 14 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Years Ended December 31,
	2023	2022
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$63	$13
Lucid Diagnostics 2018 Equity Plan – sales and marketing	948	968
Lucid Diagnostics 2018 Equity Plan - general and administrative	4,455	12,691
Lucid Diagnostics 2018 Equity Plan - research and development	296	187
PAVmed 2014 Equity Plan - cost of revenue	37	3
PAVmed 2014 Equity Plan - sales and marketing	463	654
PAVmed 2014 Equity Plan - general and administrative	173	262
PAVmed 2014 Equity Plan - research and development	387	213
Total stock-based compensation expense	$6,822	$14,991

The stock-based compensation expense, as presented above, is inclusive of: stock options and restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan to employees of PAVmed, the physician inventors of the technology licensed under the Amended CWRU License Agreement, and members of the board of directors of Lucid Diagnostics, as well as the stock options granted under the PAVmed 2014 Equity Plan to the physician inventors.

As of December 31, 2023, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,566	2.0
Restricted Stock Awards	$1,167	2.2
PAVmed 2014 Equity Plan
Stock Options	$432	2.1

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.88 per share and $2.30 per share during the years ended December 31, 2023 and 2022, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Years Ended December 31,
	2023	2022
Expected term of stock options (in years)	5.6	5.6
Expected stock price volatility	74%	71%
Risk free interest rate	3.9%	2.1%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $276 on March 31, 2023 under the Lucid ESPP. A total of 276,213 and 84,030 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $275 and $109 on September 30, 2023 and 2022, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 1,000,000 shares of common stock of which 407,770 shares are available for issue as of December 31, 2023. In January 2024, our board authorized an increase in the number of shares available for issue by 500,000.

Note 15 — Stockholders’ Equity

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

Series A-1 Preferred Stock Offering

On October 17, 2023, the Company issued 5,000 shares of newly designated Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”). The terms of the Series A-1 Preferred Stock are substantially identical to the terms of the Series A Preferred Stock, except that the Series A-1 Preferred Stock has a conversion price of $1.2592. The aggregate gross proceeds from the sale of shares in such offering were $5.0 million.

The Company and the investors in the offering also executed a registration rights agreement (the “Series A-1 Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable pursuant to the Series A-1 Preferred Stock.

Subsequent to December 31, 2023, on March 13, 2024, the Company issued an additional 5,670 shares of Series A-1 Preferred Stock, all of which was subsequently exchanged for Series B Preferred Stock (as described below).

Series B Preferred Stock Offering and Exchange

Subsequent to December 31, 2023, on March 13, 2024, the Company issued 44,285 shares of newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The terms of the Series B Preferred Stock are substantially identical to the terms of the Series A Preferred Stock, except that the Series B Preferred Stock has a conversion price of $1.2444, and the Series B Preferred Stock is a voting security (subject to applicable ownership limitations). In addition, the Series B Preferred Stock issued in exchange for Series A Preferred Stock and Series A-1 Preferred Stock may be converted, at the election of the Company at any time after the six-month anniversary of the issuance of such shares of Series B Preferred Stock, upon written notice given to the holders of such shares, if the volume weight average price of our common stock has been at least $8.00 per share (subject to adjustment in the event of stock splits, stock dividends, and similar transactions) on 20 out of 30 consecutive trading days ending within 15 trading days prior to the date on which such notice is given (subject to certain limited exceptions). The aggregate gross proceeds from the sale of shares in such offering were $18.1 million.

As a result of 100% of the then-outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock being exchanged for shares of Series B Preferred Stock in the Series B Preferred Stock Offering and Exchange, no shares of Series A Preferred Stock or Series A-1 Preferred Stock remain outstanding.

Lucid Diagnostics Common Stock

In June 2023, the Company received shareholder approval to issue up to 200 million shares of its common stock, an increase of 100 million shares.

As of December 31, 2023 and 2022 there were 42,329,864 and 40,518,792 shares of common stock issued and outstanding, respectively. As of December 31, 2023, PAVmed holds 31,302,420 shares, representing a majority-interest equity ownership and PAVmed has a controlling financial interest in the Company.

Note 15 — Stockholders’ Equity - continued

Subsequent to December 31, 2023, on January 26, 2024 PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. Substantially all of such shares were distributed by PAVmed to its shareholders on February 15, 2024. Following such distribution PAVmed holds 31,302,444 shares of Lucid Diagnostics common stock.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of December 31, 2023.

In November 2022, the Company entered into an “at-the-market offering” (“ATM”) for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor. In the year ended December 31, 2023, the Company sold 230,068 shares through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions.

Note 16 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Years Ended December 31,
	2023	2022
Current
Federal, State and Local	$—	$—
Deferred
Federal	(9,281)	(12,703)
State and Local	(6,897)	1,209
Current and Deferred tax (benefit) expense	(16,178)	(11,494)
Less: Valuation allowance reserve	16,178	11,494
Income tax (benefit) expense	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the respective period noted is as follows:

	Years Ended December 31,
	2023	2022
U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	6.4%	7.2%
Permanent differences	(1.3)%	0.6%
Tax credits	1.5%	0.5%
Revaluation of state deferred taxes	—%	(8.8)%
Federal deferred true-up	(0.7)%	—%
State deferred true-up	3.8%	—%
Valuation allowance	(30.7)%	(20.5)%
Effective tax rate	—%	—%

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Years Ended December 31,
	2023	2022
Deferred Tax Assets
Net operating loss	$29,059	$16,015
Debt issue costs	55	—
Stock-based compensation expense	7,984	6,920
Accrued expenses	111	80
Depreciation & amortization	790	240
Research and development expenditures	3,109	2,442
Research and development tax credit carryforwards	1,062	295
Deferred tax assets	$42,170	$25,992

Deferred Tax Liabilities
Depreciation	—	—
Deferred Tax Liabilities	$—	$—

Deferred tax assets, net of deferred tax liabilities	42,170	25,992
Less: valuation allowance	(42,170)	(25,992)
Deferred tax assets, net after valuation allowance	$—	$—

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

As required by FASB ASC Topic 740, Income Taxes, (“ASC 740”), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2023 and 2022.

Lucid Diagnostics has federal and state net operating loss (“NOL”) carryforwards, available to reduce future taxable income, if any, as of December 31, 2023 and 2022, as follows: federal NOL carryforward of approximately $103.5 million and $65.1 million, respectively, with such federal NOL carryforward not having a statutory expiration date; and state NOL carryforward of approximately $103.5 million and $65.1 million, respectively, with such state NOL carryforward having statutory expiration dates commencing in 2037. The Company has not yet conducted a formal analysis and the NOL carryforward may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382).

As discussed herein, on October 14, 2021, Lucid Diagnostics completed its initial public offering (“IPO”) of its common stock. While PAVmed Inc. holds a majority-interest equity ownership and has a controlling financial interest, its ownership interest was reduced from 81.8477% before the IPO to 79.9796% after the IPO. Accordingly, Lucid Diagnostics is included in the PAVmed consolidated income tax returns through October 13, 2021, and effective October 14, 2021, Lucid Diagnostics will file its income tax returns on a stand-alone legal entity basis. The Lucid Diagnostics stand-alone legal entity estimated income tax provision was computed on an assumed separate income tax return for the periods presented through October 13, 2021, wherein, the estimated income tax provision of Lucid Diagnostics is computed as if its income tax returns were filed by Lucid Diagnostics on a stand-alone legal entity basis. Notwithstanding the absence of a formal tax sharing agreement between PAVmed and Lucid Diagnostics, the Lucid Diagnostics stand-alone legal entity current tax expense and /or tax refund, if any, would be settled with PAVmed(as opposed with the respective tax authority) through October 13, 2021. The deferred tax asset and /or deferred tax liability; a valuation allowance on the deferred tax asset, net; and /or an uncertain tax position, if any; each as discussed above, is determined based on Lucid Diagnostics stand-alone legal entity assumed filing of separate income tax returns.

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

Note 17 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Years Ended December 31,
	2023	2022
Numerator
Net loss	$(52,666)	$(56,171)

Denominator
Weighted average common shares outstanding, basic and diluted	41,756,129	36,172,421

Net loss per share (1)
Net loss per share - basic and diluted	$(1.26)	$(1.55)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2023 and 2022 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all years presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	December 31,
	2023	2022

Stock options	5,504,383	2,565,377
Unvested restricted stock awards	2,337,440	2,091,420
Preferred stock	13,744,812	—
Total	21,586,635	4,656,797

