Form 10-Q
period 2024-03-31
Lucid Diagnostics Inc.
filed 2024-05-13
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of March 31, 2024 and May 9, 2024 there were 49,044,502 and 52,114,353, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$24,769	$18,896
Accounts receivable	49	45
Inventory	410	278
Prepaid expenses, deposits, and other current assets	2,355	2,854
Total current assets	27,583	22,073
Fixed assets, net	1,242	1,334
Operating lease right-of-use assets	1,039	1,307
Intangible assets, net	1,052	1,424
Other assets	1,132	1,132
Total assets	$32,048	$27,270
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$969	$1,146
Accrued expenses and other current liabilities	3,136	3,841
Operating lease liabilities, current portion	861	1,106
Senior Secured Convertible Note - at fair value	13,140	13,950
Due To: PAVmed Inc. - MSA Fee and operating expenses	1,871	9,339
Total current liabilities	19,977	29,382
Operating lease liabilities, less current portion	177	199
Total liabilities	20,154	29,581
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B Convertible Preferred Stock, issued and outstanding 44,285 at March 31, 2024 and Series A and Series A-1 Convertible Preferred Stock, shares issued and outstanding 18,625 at December 31, 2023	44,285	18,625
Common stock, $0.001 par value, 200,000,000 shares authorized; 46,747,062 and 42,329,864 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	47	42
Additional paid-in capital	136,411	129,763
Accumulated deficit	(168,849)	(150,741)
Total Stockholders’ Equity (Deficit)	11,894	(2,311)
Total Liabilities and Stockholders’ Equity (Deficit)	$32,048	$27,270

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue	$1,001	$446
Operating expenses:
Cost of revenue	1,656	1,338
Sales and marketing	4,194	4,127
General and administrative	4,070	6,900
Amortization of acquired intangible assets	372	505
Research and development	1,501	1,893
Total operating expenses	11,793	14,763
Operating loss	(10,792)	(14,317)
Other income (expense):
Interest income	68	78
Interest expense	(12)	(33)
Change in fair value - Senior Secured Convertible Note	291	(789)
Loss on issue and offering costs - Senior Secured Convertible Note	—	(1,186)
Debt extinguishments loss - Senior Secured Convertible Note	(167)	—
Other income (expense), net	180	(1,930)
Loss before provision for income tax	(10,612)	(16,247)
Provision for income taxes	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(10,612)	$(16,247)
Less: Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	(7,496)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(18,108)	$(16,247)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.40)	$(0.40)
Weighted average common shares outstanding, basic and diluted	45,014,410	40,970,504

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2024 and 2023

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,333	—	4	—	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	744	—	744
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	189	—	189
Vest - restricted stock awards	—	—	26,912	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	543,298	1	687	—	688
Purchase - Employee Stock Purchase Plan	—	—	511,884	1	352	—	353
Issuance - Series A-1 Preferred Stock	5,670	5,670	—	—	—	—	5,670
Exchange - Series A and Series A-1 Preferred Stock	(24,295)	(24,295)	—	—	—	(7,496)	(31,791)
Issuance - Series B Preferred Stock	44,285	44,285	—	—	—	—	44,285
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,331,771	3	4,672	—	4,675
Net loss	—	—	—	—	—	(10,612)	(10,612)
Balance as of March 31, 2024	44,285	$44,285	46,747,062	$47	$136,411	$(168,849)	$11,894

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	—	$—	40,518,792	$41	$121,081	$(98,075)	$23,047
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	2,817	—	2,817
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	391	—	391
Vest - restricted stock awards	—	—	219,320	—	—	—	—
Issuance common stock - APA-RDx - Termination payment	—	—	553,436	—	713	—	713
Issuance - At-The-Market Facility, net of financing charges	—	—	230,068	1	283	—	284
Purchase - Employee Stock Purchase Plan	—	—	231,987	—	276	—	276
Issuance - Series A Preferred Stock	13,625	13,625	—	—	—	—	13,625
Net loss	—	—	—	—	—	(16,247)	(16,247)
Balance as of March 31, 2023	13,625	$13,625	41,753,603	$42	$125,561	$(114,322)	$24,906

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a majority-owned subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(10,612)	$(16,247)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	501	612
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	743	2,817
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	189	391
Change in fair value - Senior Secured Convertible Note	(291)	789
Loss on issue - Senior Secured Convertible Note	—	1,111
Debt extinguishment loss - Senior Secured Convertible Note	167	—
APA-RDx: Issue common stock - termination payment	—	713
Issue common stock - vendor service agreement	23	—
Changes in operating assets and liabilities:
Accounts receivable	(4)	(10)
Prepaid expenses and other current assets	345	(275)
Accounts payable	(176)	(431)
Accrued expenses and other current liabilities	(704)	743
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	(2,793)	2,667
Net cash flows used in operating activities	(12,612)	(7,120)

Cash flows from investing activities
Purchase of equipment	(37)	(17)
Net cash flows used in investing activities	(37)	(17)

Cash flows from financing activities
Proceeds – issue of preferred stock	18,165	13,625
Proceeds – issue of Senior Convertible Note	—	10,000
Proceeds – issue of common stock – At-The-Market Facility	—	284
Proceeds – exercise of stock options	4	—
Proceeds – issue common stock – Employee Stock Purchase Plan	353	276
Net cash flows provided by financing activities	18,522	24,185

Net increase (decrease) in cash	5,873	17,048
Cash, beginning of period	18,896	22,474
Cash, end of period	$24,769	$39,522

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

The Company believes that its flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread testing tool for the early detection of esophageal precancer in at-risk GERD patients.

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. Cell samples, including those collected with EsoCheck.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.0 million of revenues for the three month period ended March 31, 2024, however the Company does not expect to generate positive cash flows from operating activities in the near future.

The Company incurred a net loss attributable to Lucid Diagnostics Inc common stockholders of approximately $18.1 million and had net cash flows used in operating activities of approximately $12.6 million for the three month period ended March 31, 2024. As of March 31, 2024, the Company had working capital of approximately $7.6 million, with such working capital inclusive of the Senior Secured Convertible Note classified as a current liability of approximately $13.1 million and approximately $24.8 million of cash.

The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon generating substantial revenue that is conditioned upon obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024, except as otherwise noted herein below.

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

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2023 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

The unaudited condensed consolidated results of operations for the three months ended March 31, 2024 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2024.

All amounts in the accompanying unaudited condensed consolidated financial statements and the notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Note 3 — Summary of Significant Accounting Policies - continued

Use of Estimates

In preparing the unaudited condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and the determination of corresponding carrying value reserves, if any, and liabilities and the disclosure of contingent losses, as of the date of the unaudited condensed consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these unaudited condensed consolidated financial statements include those related to the estimated fair value of debt obligations, stock-based equity awards and intangible assets. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the March 2023 Senior Convertible Note is presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the March 2023 Senior Convertible Note).

See Note 9, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 10, Debt, for a discussion of the March 2023 Senior Convertible Note.

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

Recent Accounting Standards Updates Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company does not expect the standard to have a significant impact on its consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the impact this update will have on its unaudited condensed consolidated financial statements and disclosures.

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three month period ended March 31, 2024, the Company recognized revenue of $1,001, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three month period ended March 31, 2023 was $446, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three month period ended March 31, 2024, the cost of revenue was $1,656, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three month period ended March 31, 2023 was $1,338, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the periods indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2023	$6,150	$3,163	$26	$9,339
MSA fees	2,500	—	—	2,500
ERC - Benefits	—	455	—	455
On Behalf Of (OBO) activities	—	—	159	159
Cash payments to PAVmed Inc.	(5,333)	(461)	(113)	(5,907)
Payment to PAVmed Inc. settled in LUCD stock	(1,650)	(3,025)	—	(4,675)
Balance - March 31, 2024	$1,667	$132	$72	$1,871

PAVmed - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA does not have a termination date, but may be terminated by the Company’s board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. The respective companies’ boards of directors approved an amendment to the MSA to increase the MSA Fee to $833 per month, effective January 1, 2024. During three months ended March 31, 2023, MSA fees were $750 per month.

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock.

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended March 31,
	2024	2023
Sales & Marketing	$126	$109
General & Administrative	1,804	1,554
Research & Development	570	587
Total MSA Fee	$2,500	$2,250

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2024	December 31, 2023
Advanced payments to service providers and suppliers	$228	$266
Prepaid insurance	395	607
Deposits	1,732	1,981
Total prepaid expenses, deposits and other current assets	$2,355	$2,854

Note 7 — Leases

During the three months ended March 31, 2024, the Company entered into additional lease agreements that have commenced and are classified as operating leases.

The Company’s future lease payments as of March 31, 2024, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2024 (remainder of year)	$855
2025	133
2026	69
2027	30
2028	1
Total lease payments	$1,088
Less: imputed interest	(50)
Present value of lease liabilities	$1,038

Note 7 — Leases - continued

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$305	$285
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$22	$125
Weighted-average remaining lease term - operating leases (in years)	1.28	1.77
Weighted-average discount rate - operating leases	7.875%	7.875%

As of March 31, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases were $1,039 and $1,307, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company had outstanding operating lease obligations of $1,038 and $1,305, respectively, of which $861 and $1,106, respectively, are reported in operating lease liabilities, current portion and $177 and $199, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 8 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	March 31, 2024	December 31, 2023
Defensive technology	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	$3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(4,253)	(3,881)
Intangible Assets, net		$1,052	$1,424

Amortization expense of the intangible assets discussed above was $372 and $505 for the three month periods ended March 31, 2024 and 2023, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2024 (remainder of year)	$316
2025	421
2026	315
Total	$1,052

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2024
March 2023 Senior Convertible Note	$—	$—	$13,140	$13,140
Totals	$—	$—	$13,140	$13,140

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
March 2023 Senior Convertible Note	$—	$—	$13,950	$13,950
Totals	$—	$—	$13,950	$13,950

[1]	There were no transfers between the respective Levels during the three months ended March 31, 2024.

As discussed in Note 10, Debt, the Company issued a Senior Secured Convertible Note dated March 21, 2023 with a $11.1 million face value principal (“March 2023 Senior Convertible Note”). The convertible note is accounted for under the ASC 825-10-15-4 fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The estimated fair value of the March 2023 Senior Convertible Note as of each of March 31, 2024 and December 31, 2023 were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	March 2023 Senior Convertible Note: March 31, 2024	March 2023 Senior Convertible Note: December 31, 2023
Fair Value	$13,140	$13,950
Face value principal payable	$10,936	$11,019
Required rate of return	9.80%	10.00%
Conversion Price	$5.00	$5.00
Value of common stock	$0.81	$1.41
Expected term (years)	0.97	1.22
Volatility	55.00%	60.00%
Risk free rate	4.93%	4.56%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the March 2023 Senior Convertible Note as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$10,936	$13,140
Balance as of March 31, 2024				$10,936	$13,140

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,019	$13,950
Balance as of December 31, 2023				$11,019	$13,950

The changes in the fair value of debt during the three month period ended March 31, 2024 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2023	$13,950	$—
Installment repayments – common stock	(83)	—
Non-installment payments – common stock	(436)	—
Change in fair value	(291)	291
Fair Value at March 31, 2024	$13,140
Other Income (Expense) - Change in fair value – three months ended March 31, 2024		$291

The changes in the fair value of debt during the three month period ended March 31, 2023 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2022	$—	$—
Face value principal – issue date	11,111	$—
Fair value adjustment – issue date	789	(789)
Fair Value at March 31, 2023	$11,900
Other Income (Expense) - Change in fair value – three months ended March 31, 2023		$(789)

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

Note 10 — Debt - continued

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

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) the Company’s market capitalization to at no time be less than $30 million. As of March 31, 2024, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

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

In the three month period ended March 31, 2024, approximately $83 of principal repayments along with approximately $436 of interest expense thereon, were settled through the issuance of 543,298 shares of common stock of the Company, with such shares having a fair value of approximately $686 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in a debt extinguishment loss of $167 in the three month period ended March 31, 2024. Subsequent to March 31, 2024, as of May 9, 2024, approximately $612 of principal repayments along with approximately $110 of interest expense thereon, were settled through the issuance of 1,139,851 shares of common stock of the Company, with such shares having a fair value of approximately $1,037 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Note 11 — Stock-Based Compensation

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

A total of 14,324,038 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 2,680,508 shares available for grant as of March 31, 2024. The share reservation is not diminished by a total of 423,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2024. In January 2024, the number of shares available for grant was increased by 2,680,038 in accordance with the evergreen provisions of the plan.

Note 11 — Stock-Based Compensation - continued

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5	$765
Granted(1)	3,000,000	$1.25
Exercised	(3,333)	$1.31
Forfeited	(168,337)	$1.57
Outstanding stock options at March 31, 2024(3)	8,332,713	$1.74	8.8	$195
Vested and exercisable stock options at March 31, 2024	2,655,413	$2.29	7.6	$195

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.

(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of March 31, 2024 and December 31, 2023 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.

(3)	The outstanding stock options presented in the table above are inclusive of 423,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2024 and December 31, 2023.

On February 22, 2024, the company granted 2,895,000 stock options to employees and directors under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.25. Each option will vest one-third after one year then ratably over the next eight quarters.

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	—	—
Vested	(26,912)	4.56
Forfeited	(13,088)	4.56
Unvested restricted stock awards as of March 31, 2024	2,297,440	$9.07

Subsequent to March 31, 2024, in May 2024, a total of 1,600,000 restricted stock awards were granted to management under the Lucid Diagnostics 2018 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $1.5 million, which was measured using the grant date quoted closing price per share of Lucid Diagnostics Inc. common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest on a single vest date of May 20, 2026. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

PAVmed Inc. 2014 Equity Plan

The PAVmed 2014 Long-Term Incentive Equity Plan (the “PAVmed 2014 Equity Plan”), is separate and apart from the Lucid Diagnostics 2018 Equity Plan (as such equity plan is discussed above).

Note 11 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2024	2023
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$25	$12
Lucid Diagnostics 2018 Equity Plan – sales and marketing	271	223
Lucid Diagnostics 2018 Equity Plan - general and administrative	328	2,512
Lucid Diagnostics 2018 Equity Plan - research and development	120	70
PAVmed 2014 Equity Plan - cost of revenue	11	7
PAVmed 2014 Equity Plan - sales and marketing	79	133
PAVmed 2014 Equity Plan - general and administrative	2	156
PAVmed 2014 Equity Plan - research and development	97	95
Total stock-based compensation expense	$933	$3,208

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

As of March 31, 2024, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$5,282	2.3
Restricted Stock Awards	$941	2.0
PAVmed 2014 Equity Plan
Stock Options	$239	2.0

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.84 per share and $0.87 per share during the three month periods ended March 31, 2024 and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2024	2023
Expected term of stock options (in years)	5.7	5.6
Expected stock price volatility	74%	75%
Risk free interest rate	4.3%	3.7%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 511,884 shares and 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $353 and $276 on March 31, 2024 and 2023, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 1,500,000 shares of common stock of which 395,886 shares are available for issue as of March 31, 2024. In January 2024, our board authorized an increase in the number of shares available for issue by 500,000.

Note 12 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

On March 13, 2024, the Company issued 44,285 shares of newly designated Series B Convertible Preferred Stock, par value $0.001 (the “Series B Preferred Stock”), to accredited investors at a purchase price of $1,000 per share, for aggregate gross proceeds to the Company of $18.1 million. In connection with the offering, 100% of the then-outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock were exchanged for shares of Series B Preferred Stock in the Series B Preferred Stock Offering and Exchange. As a result, no shares of Series A Preferred Stock or Series A-1 Preferred Stock remain outstanding.

In connection with the issuance the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The key terms of the Series B Preferred Stock are as follows:

Each share of Series B Preferred Stock is convertible at the option of the holder, subject to certain beneficial ownership limitations into such number of shares of the Company’s common stock, equal to the number of Series B Preferred Shares to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion. The initial conversion price is $1.2444, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The Series B Preferred Stock is convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converts into shares of our common stock on March 13, 2026, the second anniversary of its issuance at a conversion price of $1.2444, and the Series B Preferred Stock is a voting security (subject to applicable ownership limitations). In addition, the Series B Preferred Stock issued in exchange for Series A Preferred Stock and Series A-1 Preferred Stock may be converted, at the election of the Company at any time after the six-month anniversary of the issuance of such shares of Series B Preferred Stock, upon written notice given to the holders of such shares, if the volume weight average price of our common stock has been at least $8.00 per share (subject to adjustment in the event of stock splits, stock dividends, and similar transactions) on 20 out of 30 consecutive trading days ending within 15 trading days prior to the date on which such notice is given (subject to certain limited exceptions) (a “VWAP-Based Mandatory Conversion”).

The Series B Preferred Stock will be senior to the Common Stock and any other class of the Company’s capital stock that is not by its terms senior to or pari passu with the Series B Preferred Stock.

The holders of Series B Preferred Stock will be entitled to dividends payable as follows: (i) a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such Holder on March 13, 2025, and (ii) a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such Holder on March 13, 2026. A holder that voluntarily converts its Series B Preferred Stock prior to March 13, 2025 or March 13, 2026, as the case may be, will not receive the dividend that accrues on such date with respect to such converted Series B Preferred Stock. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (or any Deemed Liquidation Event as defined in the Certificate of Designation), the holders of shares of Series B Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Stated Value, plus any dividends accrued but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into Common Stock immediately prior to such event.

The Series B Preferred Stock is a voting security (subject to applicable ownership limitations).

The Company will not effect any conversion of the Series B Preferred Stock, and a holder will not have the right to receive dividends or convert any portion of the Series B Preferred Stock, to the extent that, after giving effect to the receipt of dividends or the conversion, the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s outstanding common stock (or, upon election of the holder, 9.99% of the Company’s outstanding common stock).

The Company and the investors in the offering also executed a registration rights agreement (the “Series B Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable pursuant to the Series B Preferred Stock.

Series B-1 Preferred Stock Offering

Subsequent to March 31, 2024, on May 6, 2024, the Company issued approximately 11,634 shares of newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”). The terms of the Series B-1 Preferred Stock are substantially identical to the terms of the Series B Preferred Stock, except that the Series B-1 Preferred Stock has a conversion price of $0.7228 and are not subject to a VWAP-Based Mandatory Conversion. The aggregate gross proceeds from the sale of shares in such offering were $11.6 million.

Series A Preferred Stock Offering

On March 7, 2023, the Company issued 13,625 shares of newly designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”). The terms of the Series A Preferred Stock were substantially identical to the terms of the Series B-1 Preferred Stock, except that the Series A Preferred Stock had a conversion price of $1.394 and was not a voting security. The aggregate gross proceeds from the sale of shares in such offering were $13.6 million.

As noted above, on March 13, 2024, 100% of the then-outstanding shares of Series A Preferred Stock were exchanged for shares of Series B Preferred Stock in the Series B Preferred Stock Offering and Exchange. As a result, no shares of Series A Preferred Stock remain outstanding.

Series A-1 Preferred Stock Offering

On October 17, 2023, the Company issued 5,000 shares of newly designated Series A-1 Convertible Preferred Stock (the “Series A-1 Preferred Stock”). The terms of the Series A-1 Preferred Stock were substantially identical to the terms of the Series A Preferred Stock, except that the Series A-1 Preferred Stock has a conversion price of $1.2592. The aggregate gross proceeds from the sale of shares in such offering were $5.0 million.

On March 13, 2024, the Company issued an additional 5,670 shares of Series A-1 Preferred Stock.

Note 12 — Stockholders’ Equity - continued

As noted above, on March 13, 2024, 100% of the then-outstanding shares of Series A-1 Preferred Stock were exchanged for shares of Series B Preferred Stock in the Series B Preferred Stock Offering and Exchange. As a result, no shares of Series A-1 Preferred Stock remain outstanding.

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 44,285 shares of Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series B Convertible Preferred Stock, as compared to both the newly issued Series B Convertible Preferred Stock (fair value of $12,495) and the carrying value of the extinguished Series A and Series A-1 Convertible Preferred Stock (carrying value of $24,295), resulting in an excess of fair value of 7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024

Fair Value - 44,285 shares of Series B Preferred Stock issued	$44,285
Less: Fair value related to newly issued Series B Preferred Stock (of 12,495 shares)	(12,495)
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,295)
Deemed Dividend Charged to Accumulated Deficit	$7,495

Lucid Diagnostics Common Stock

As of March 31, 2024 and December 31, 2023 there were 46,747,062 and 42,329,864 shares of common stock issued and outstanding, respectively. As of March 31, 2024, PAVmed holds 31,302,444 shares, representing a majority-interest equity ownership and PAVmed has a controlling financial interest in the Company.

On January 26, 2024 PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. Substantially all of such shares were distributed by PAVmed to its shareholders on February 15, 2024.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of March 31, 2024.

In November 2022, the Company entered into an “at-the-market offering” (“ATM”) for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor. Cumulatively a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions, as of March 31, 2024.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended March 31,
	2024	2023
Numerator
Net loss	$(10,612)	$(16,247)
Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	(7,496)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(18,108)	$(16,247)

Denominator
Weighted average common shares outstanding, basic and diluted	45,014,410	40,970,504

Net loss per share (1)
Net loss per share - basic and diluted	$(0.40)	$(0.40)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the three month periods ended March 31, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all years presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2024	2023

Stock options	8,332,713	5,052,458
Unvested restricted stock awards	2,297,440	1,872,100
Preferred stock	35,587,314	13,695,850
Total	46,217,467	20,620,408

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

We may not actually achieve the results, plans and/or objectives disclosed in our forward-looking statements, and the intended or expected developments and/or other events disclosed in our forward-looking statements may not actually occur, and accordingly you should not place undue reliance on our forward-looking statements. You should read this Form 10-Q and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

EsoGuard is a bisulfite-converted targeted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). Analytical validation tests of EsoGuard demonstrated approximately 97% analytical sensitivity, 95% analytical specificity, approximately 98% analytical accuracy, and 100% inter-assay and intra-assay precision. Two independent clinical validation case control studies funded by the National Institute of Health utilized were performed using upper endoscopy with biopsies as the diagnostic comparator and confirmed EsoGuard accurately identifies BE. A pooled analysis of both studies demonstrated 84% sensitivity (95% confidence interval (“CI”) 76-90%), for detection of BE, and 86% specificity (95% CI 81-91%). Positive predictive value (“PPV”) and negative predictive value (“NPV”) were calculated using a BE prevalence of 10.6% published in a meta-analysis of U.S patients with gastroesophageal reflux disease (“GERD”). This resulted in a PPV of approximately 42% and NPV of around 98%.

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

Recent Developments

Business

Intercompany Agreements with PAVmed

On March 22, 2024, PAVmed and the Company entered into an eighth amendment to the the management services agreement between PAVmed and Lucid (“MSA”) to increase the monthly fee thereunder from $0.75 million per month to $0.83 million per month, effective as of January 1, 2024. The amendment also reset the maximum number of shares issuable under the agreement to 19.99% of the shares outstanding as of the date of the amendment.

On January 26, 2024, in accordance with the MSA and the payroll, benefits and expense reimbursement agreement between PAVmed and Lucid (“PBERA”), PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of Lucid’s common stock.

FDA Enforcement Discretion

In April 2024, FDA published the final rule under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs (the proposed rule was published in October 2023). In the final rule, FDA has expanded the categories of LDTs that will be eligible for continued enforcement discretion, which categories include LDTs first marketed prior to May 6, 2024 and LDTs approved by New York State’s Clinical Laboratory Evaluation Program (NYS CLEP). As EsoGuard was marketed prior to the cutoff date, and is also NYS CLEP-approved, EsoGuard will remain under continued enforcement discretion from FDA’s premarket review requirements and quality systems requirements (except for record-keeping). As such, there is no immediate impact from the final rule on Lucid’s regulatory strategy.

Appointment of Dennis Matheis to Board of Directors

On May 6, 2024, the board of directors of the Company appointed Dennis Matheis as a Class A director of the Company. In connection with his appointment, the Company will be entering into its standard form of indemnification agreement with Mr. Matheis. In connection with his joining the board, Mr. Matheis received a grant of an option to acquire 241,500 shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2018 Long-Term Incentive Equity Plan in accordance with the Company’s existing compensation policy for non-employee directors.

Financing

Series B and Series B-1 Preferred Stock Offerings

On March 13, 2024, we entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, a “Series B Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of our newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of our Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 10,670 shares of our Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), held by them for 31,790 shares of Series B Preferred Stock (collectively, the “Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Series B Exchange Agreements, we entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Series B Exchange Agreements (and are included in the 10,670 shares of Series A-1 Preferred Stock set forth above). Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of our common stock into which such Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. The Series B Preferred Stock is a voting security. The aggregate gross proceeds of these transactions were $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock being exchanged for shares of Series B Preferred Stock in the Series B Offering and Exchange, no shares of Series A Preferred Stock or Series A-1 Preferred Stock remain outstanding.

Subsequent to March 31, 2024, on May 6, 2024, the Company issued approximately 11,634 shares of newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”). The terms of the Series B-1 Preferred Stock are substantially identical to the terms of the Series B Preferred Stock, except that the Series B-1 Preferred Stock has a conversion price of $0.7228. The aggregate gross proceeds from the sale of shares in such offering were $11.6 million.

The aggregate gross proceeds from the issuances of the Series B Preferred Stock and Series B-1 Preferred Stock were approximately $29.8 million. As a result, the Company has concluded its Board-approved offering of $30 million of preferred stock.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as the portion of the MSA Fee (as defined in Note 5, Related Party Transactions, to our accompanying unaudited condensed consolidated financial statements) allocated to sales and marketing expenses, which are principally costs related to PAVmed employees who are performing services for the Company. We anticipate our sales and marketing expenses will increase in the future, to the extent we expand our commercial sales and marketing operations as resources permit and insurance reimbursement coverage for our EsoGuard test expands.

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

Other Income and Expense, net

Other income and expense, net, consists principally of changes in fair value of our convertible note and losses on extinguishment of debt upon repayment of such convertible note.

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented as dollars in millions, except for share and per share amounts.

Results of Operations - continued

The three months ended March 31, 2024 as compared to three months ended March 31, 2023

Revenue

In the three months ended March 31, 2024, revenue was $1.0 million as compared to $0.4 million for the corresponding period in the prior year. The $0.6 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory.

Cost of revenue

In the three months ended March 31, 2024, cost of revenue was approximately $1.7 million as compared to $1.3 million for the corresponding period in the prior year. The $0.4 million increase was principally related to:

●	approximately $0.2 million increase in EsoCheck and EsoGuard supplies costs; and
●	approximately $0.2 million increase in compensation related costs, including stock-based compensation.

Sales and marketing expenses

In the three months ended March 31, 2024, sales and marketing costs were approximately $4.2 million as compared to $4.1 million for the corresponding period in the prior year. The net increase of $0.1 million was principally related to:

●	approximately $0.1 million increase in compensation related costs principally as a result of changes in headcount and bonus structure and travel expenses.

General and administrative expenses

In the three months ended March 31, 2024, general and administrative costs were approximately $4.1 million as compared to $6.9 million for the corresponding period in the prior year. The net decrease of $2.8 million was principally related to:

●	approximately $2.4 million decrease in stock-based compensation;
●	approximately $0.9 million decrease in third-party professional fees and expenses related to legal services and consulting fees;
●	approximately $0.3 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.2 million increase in compensation related costs principally as a result of an increase in headcount.

Research and development expenses

In the three months ended March 31, 2024, research and development costs were approximately $1.5 million, compared to $1.9 million for the corresponding period in the prior year. The net decrease of $0.4 million was principally related to:

●	approximately $0.4 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees with respect to EsoCure.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.4 million in the three months ended March 31, 2024, as compared to $0.5 million for the corresponding period in the prior year. The decrease of $0.1 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2024, the change in the fair value of our convertible note was approximately $0.3 million of income, related to the March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The March 2023 Senior Convertible Note was initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value remeasurement as a non-cash expense on the issue date.

Results of Operations - continued

The three months ended March 31, 2024 as compared to three months ended March 31, 2023 - continued

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the three months ended March 31, 2023, in connection with the issue of the March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fee and offering costs paid by us. The Company did not incur lender fees and offering costs in the three months ended March 31, 2024.

Loss on Debt Extinguishment

In the three months ended March 31, 2024, a debt extinguishment loss in the aggregate of approximately $0.2 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●	In the three months ended March 31, 2024, approximately $0.1 million of principal repayments along with approximately $0.4 million of interest expense thereon, were settled through the issuance of 543,298 shares of common stock of the Company, with such shares having a fair value of approximately $0.7 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.2 million in the three months ended March 31, 2024. The Company did not incur debt extinguishment loss in the three months ended March 31, 2023.

See Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 44,285 shares of Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series B Convertible Preferred Stock, as compared to both the newly issued Series B Convertible Preferred Stock (fair value of $12.5 million) and the carrying value of the extinguished Series A and Series A-1 Convertible Preferred Stock (carrying value of $24.3 million), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024
Fair Value - 44,285 shares of Series B Preferred Stock issued	$44,285
Less: Fair value related to newly issued Series B Preferred Stock (of 12,495 shares)	(12,495)
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,295)
Deemed Dividend Charged to Accumulated Deficit	$7,495

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We experienced a net loss of approximately $10.6 million and used approximately $12.6 million of cash in operations during the three month period ended March 31, 2024. Financing activities provided $18.5 million of cash during the three month period ended March 31, 2024. We ended the quarter with cash on-hand of $24.8 million as of March 31, 2024. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on our existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Liquidity and Capital Resources - continued

Preferred Stock Offerings

On March 13, 2024, we entered into the Series B Subscription Agreements and Series B Exchange Agreements with the Series B Investors, which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of our newly designated Series B Preferred Stock, at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of our Series A Preferred Stock and 10,670 shares of our Series A-1 Preferred Stock held by them for 31,790 shares of Series B Preferred Stock. Prior to the execution of the Series B Subscription Agreements and the Series B Exchange Agreements, we entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Series B Exchange Agreements (and are included in the 10,670 shares of Series A-1 Preferred Stock set forth above). Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of our common stock into which such Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. The Series B Preferred Stock is a voting security. The aggregate gross proceeds of these transactions were $18.16 million (inclusive of $5.67 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions).

As a result of 100% of the then-outstanding shares of Series A Preferred Stock and Series A-1 Preferred Stock being exchanged for shares of Series B Preferred Stock in the Series B Offering and Exchange, no shares of Series A Preferred Stock or Series A-1 Preferred Stock remain outstanding.

Subsequent to March 31, 2024, on May 6, 2024, the Company issued approximately 11,634 shares of newly designated Series B-1 Preferred Stock. The terms of the Series B-1 Preferred Stock are substantially identical to the terms of the Series B Preferred Stock, except that the Series B-1 Preferred Stock has a conversion price of $0.7228. The aggregate gross proceeds from the sale of shares in such offering were $11.6 million.

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

Under the March 2023 Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company is also subject to financial covenants requiring that (i) the amount of the Company’s available cash shall equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) the Company’s average market capitalization over the prior ten trading days, shall not exceed 30%, and (iii) the Company’s market capitalization shall at no time be less than $30 million (the “Financial Tests”). As of March 31, 2024, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

During the three month period ended March 31, 2024, approximately $0.1 million of principal repayments along with approximately $0.4 million of interest expense thereon, were settled through the issuance of 543,298 shares of common stock of the Company, with such shares having a fair value of approximately $0.7 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Liquidity and Capital Resources - continued

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively, a total of 680,263 shares of common stock of the Company were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of March 31, 2024.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of the Company were issued through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of March 31, 2024.

Intercompany Agreements with PAVmed

From our inception in May 2018 through our IPO in October 2021, our operations were funded by PAVmed providing working capital cash advances and by PAVmed paying certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be conducted in part by personnel employed by PAVmed, for which we incur an MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the Company and PAVmed boards of directors. In this regard, in January 2024, the respective companies’ boards of directors approved an eighth amendment to the MSA to increase the MSA Fee to $0.83 million per month, effective January 1, 2024. The eighth amendment to the MSA was executed on March 22, 2024. Pursuant to the MSA, as amended by the eighth amendment, the parties agreed PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, from and after the date of the eighth amendment to the MSA, more than 9,644,135 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the eighth amendment).

As of March 31, 2024, we had a Due To: PAVmed Inc. payment obligation liability of approximately $1.9 million, which liability is primarily comprised of our obligations under a payroll and benefit expense reimbursement agreement (the “PBERA”) and the MSA, as well other operating expenses paid by PAVmed on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Related Party Transactions. In accordance with the MSA and the PBERA, on January 26, 2024, PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024. There have been no material changes to our critical accounting policies and estimates in the three months ended March 31, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 22, 2024, the Company approved the issuance to an investor relations firm it had engaged a three-year option to acquire 100,000 shares of the Company’s common stock, with an exercise price of $1.50 per share. The option vests in two equal installments on May 31, 2024 and August 31, 2024. The offer and sale of the option and the underlying shares of common stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Except as set forth above and as previously disclosed in our current reports on Form 8-K filed prior to the date of this Form 10-Q and in the Annual Report, we did not sell any unregistered securities or repurchase any of our securities during the three months ended March 31, 2024.

See Part I, Item 2 under the caption “Liquidity and Capital Resources” for a description of limitations on the payment of dividends.

Item 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

May 13, 2024	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Preferred Stock.	8-K	3.1	3/14/2024
3.2	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Preferred Stock.	8-K	3.1	5/7/2024
10.1	Form of Exchange Agreement.	8-K	10.1	3/14/2024
10.2	Form of Registration Rights Agreement (Series B Preferred Stock).	8-K	10.2	3/14/2024
10.3	Form of Registration Rights Agreement (Series B-1 Preferred Stock).	8-K	10.1	5/7/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

