Form 10-Q
period 2024-06-30
Lucid Diagnostics Inc.
filed 2024-08-12
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of June 30, 2024 and August 8, 2024 there were 53,242,385 and 53,990,294, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash	$24,920	$18,896
Accounts receivable	160	45
Inventory	683	278
Prepaid expenses, deposits, and other current assets	2,184	2,854
Total current assets	27,947	22,073
Fixed assets, net	1,050	1,334
Operating lease right-of-use assets	3,037	1,307
Intangible assets, net	947	1,424
Other assets	1,132	1,132
Total assets	$34,113	$27,270
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$903	$1,146
Accrued expenses and other current liabilities	2,727	3,841
Operating lease liabilities, current portion	884	1,106
Senior Secured Convertible Note - at fair value	11,200	13,950
Due To: PAVmed Inc. - MSA Fee and operating expenses	266	9,339
Total current liabilities	15,980	29,382
Operating lease liabilities, less current portion	2,154	199
Total liabilities	18,134	29,581
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 55,919 at June 30, 2024 and Series A and Series A-1 Convertible Preferred Stock, shares issued and outstanding 18,625 at December 31, 2023	55,919	18,625
Common stock, $0.001 par value, 300,000,000 shares authorized; 49,344,945 and 42,329,864 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	49	42
Additional paid-in capital	139,865	129,763
Accumulated deficit	(179,854)	(150,741)
Total Stockholders’ Equity (Deficit)	15,979	(2,311)
Total Liabilities and Stockholders’ Equity (Deficit)	$34,113	$27,270

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$976	$159	$1,977	$605
Operating expenses:
Cost of revenue	1,614	1,549	3,269	2,887
Sales and marketing	4,210	4,032	8,404	8,159
General and administrative	4,867	3,830	8,937	10,730
Amortization of acquired intangible assets	105	505	477	1,010
Research and development	1,372	1,827	2,873	3,719
Total operating expenses	12,168	11,743	23,960	26,505
Operating loss	(11,192)	(11,584)	(21,983)	(25,900)
Other income (expense):
Interest income	107	136	175	214
Interest expense	(6)	(223)	(18)	(257)
Change in fair value - Senior Secured Convertible Note	599	290	890	(499)
Loss on issue and offering costs - Senior Secured Convertible Note	—	—	—	(1,186)
Debt extinguishments loss - Senior Secured Convertible Note	(513)	—	(681)	—
Other income (expense), net	187	203	366	(1,728)
Loss before provision for income tax	(11,005)	(11,381)	(21,617)	(27,628)
Provision for income taxes	—	—	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(11,005)	$(11,381)	$(21,617)	$(27,628)
Less: Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	—	(7,496)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(11,005)	$(11,381)	$(29,113)	$(27,628)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.23)	$(0.27)	$(0.62)	$(0.67)
Weighted average common shares outstanding, basic and diluted	48,212,040	41,833,823	46,613,362	41,404,547

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND SIX MONTHS ENDED June 30, 2024

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of March 31, 2024	44,285	44,285	46,747,062	$47	$136,411	$(168,849)	$11,894
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,106	—	1,106
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	95	—	95
Conversions - Senior Secured Convertible Note	—	—	2,117,883	2	1,852	—	1,854
Issuance - Series B-1 Preferred Stock	11,634	11,634	—	—	—	—	11,634
Issue common stock - vendor service agreement	—	—	480,000	—	401	—	401
Net loss	—	—	—	—	—	(11,005)	(11,005)
Balance as of June 30, 2024	55,919	$55,919	49,344,945	$49	$139,865	$(179,854)	$15,979

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,333	—	4	—	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,850	—	1,850
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	285	—	285
Vest - restricted stock awards	—	—	26,912	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	2,661,181	3	2,538	—	2,541
Purchase - Employee Stock Purchase Plan	—	—	511,884	1	352	—	353
Issuance - Series A-1 Preferred Stock	5,670	5,670	—	—	—	—	5,670
Exchange - Series A and Series A-1 Preferred Stock	(24,295)	(24,295)	—	—	—	(7,496)	(31,791)
Issuance - Series B and Series B-1 Preferred Stock	55,919	55,919	—	—	—	—	55,919
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,331,771	3	4,672	—	4,675
Issue common stock - vendor service agreement	—	—	480,000		401	—	401
Net loss	—	—	—	—	—	(21,617)	(21,617)
Balance as of June 30, 2024	55,919	$55,919	49,344,945	$49	$139,865	$(179,854)	$15,979

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND SIX MONTHS ENDED June 30, 2023

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of March 31, 2023	13,625	13,625,000	41,753,603	$42	$125,561	$(114,322)	$24,906
Stock-based compensation - Lucid Diagnostics Inc.	—	—	—	—	1,165	—	1,165
Stock-based compensation - PAVmed Inc.	—	—	—	—	234	—	234
Issue common stock - vendor service agreement	—	—	100,000	—	147	—	147
Net loss	—	—	—	—	—	(11,381)	(11,381)
Balance as of June 30, 2023	13,625	$13,625	41,853,603	$42	$127,107	$(125,703)	$15,071

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	—	$—	40,518,792	$41	$121,081	$(98,075)	$23,047
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	3,982	—	3,982
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	625	—	625
Vest - restricted stock awards	—	—	219,320	—	—	—	—
Issuance common stock - APA-RDx - Termination payment	—	—	553,436	—	713	—	713
Issuance - At-The-Market Facility, net of financing charges	—	—	230,068	1	283	—	284
Purchase - Employee Stock Purchase Plan	—	—	231,987	—	276	—	276
Issuance - Series A Preferred Stock	13,625	13,625	—	—	—	—	13,625
Issue common stock - vendor service agreement	—	—	100,000	—	147	—	147
Net loss	—	—	—	—	—	(27,628)	(27,628)
Balance as of June 30, 2023	13,625	$13,625	41,853,603	$42	$127,107	$(125,703)	$15,071

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a subsidiary of PAVmed Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(21,617)	$(27,628)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	730	1,245
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	1,850	3,982
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	285	625
Change in fair value - Senior Secured Convertible Note	(890)	499
Loss on issue - Senior Secured Convertible Note	—	1,111
Debt extinguishment loss - Senior Secured Convertible Note	681	—
APA-RDx: Issue common stock - termination payment	—	713
Amortization of common stock payment for vendor service agreement	113	23
Changes in operating assets and liabilities:
Accounts receivable	(115)	(18)
Prepaid expenses and other current assets	625	(1,120)
Accounts payable	(243)	(419)
Accrued expenses and other current liabilities	(1,114)	1,193
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	(4,399)	5,737
Net cash flows used in operating activities	(24,094)	(14,057)

Cash flows from investing activities
Purchase of equipment	(37)	(32)
Net cash flows used in investing activities	(37)	(32)

Cash flows from financing activities
Proceeds – issue of preferred stock	29,798	13,625
Proceeds – issue of Senior Convertible Note	—	10,000
Proceeds – issue of common stock – At-The-Market Facility	—	284
Proceeds – exercise of stock options	4	—
Proceeds – issue common stock – Employee Stock Purchase Plan	353	276
Net cash flows provided by financing activities	30,155	24,185

Net increase (decrease) in cash	6,024	10,096
Cash, beginning of period	18,896	22,474
Cash, end of period	$24,920	$32,570

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

(a subsidiary of PAVmed Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

Lucid Diagnostics Inc. (“Lucid”, “Lucid Diagnostics” or the “Company”) is a commercial-stage medical diagnostics technology company focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, acid reflux or simply reflux, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”). Lucid is a subsidiary of PAVmed Inc. (“PAVmed”).

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.0 million and $2.0 million of revenues for the three and six month periods ended June 30, 2024, respectively, however the Company does not expect to generate positive cash flows from operating activities in the near future.

The Company incurred a net loss attributable to Lucid Diagnostics Inc common stockholders of approximately $29.1 million and had net cash flows used in operating activities of approximately $24.1 million for the six month period ended June 30, 2024. As of June 30, 2024, the Company had working capital of approximately $12.0 million, with such working capital inclusive of the Senior Secured Convertible Note classified as a current liability of approximately $11.2 million and approximately $24.9 million of cash.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company is a consolidated subsidiary of PAVmed, which has financial control of the Company. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

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

The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2024.

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the March 2023 Senior Convertible Note, including the component related to accrued interest, is presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the March 2023 Senior Convertible Note).

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

Recent Accounting Standards Updates Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the standard to have a significant impact on its unaudited condensed consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company does not expect the standard to have a significant impact on its unaudited condensed consolidated financial statements.

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

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three and six month periods ended June 30, 2024, the Company recognized revenue of $976 and $1,977, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three and six month periods ended June 30, 2023 was $159 and $605, respectively, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and six month periods ended June 30, 2024, the cost of revenue was $1,614 and $3,269, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three and six month periods ended June 30, 2023 was $1,549 and $2,887, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2023	$6,150	$3,163	$26	$9,339
MSA fees	5,000	—	—	5,000
ERC - Benefits	—	913	—	913
On Behalf Of (OBO) activities	—	—	341	341
Cash payments to PAVmed Inc.	(9,500)	(889)	(263)	(10,652)
Payment to PAVmed Inc. settled in LUCD stock	(1,650)	(3,025)	—	(4,675)
Balance - June 30, 2024	$—	$162	$104	$266

PAVmed - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA does not have a termination date, but may be terminated by the Company’s board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. The respective companies’ boards of directors approved an amendment to the MSA to increase the MSA Fee to $833 per month, effective January 1, 2024. During the six months ended June 30, 2023, MSA fees were $750 per month.

Subsequent to June 30, 2024, in August 2024, the respective companies’ boards of directors approved the Company to enter into a ninth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $833 to $1,050, effective July 1, 2024.

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock.

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales & Marketing	127	109	$253	$218
General & Administrative	1,803	1,554	3,607	3,108
Research & Development	570	587	1,140	1,174
Total MSA Fee	$2,500	$2,250	$5,000	$4,500

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2024	December 31, 2023
Advanced payments to service providers and suppliers	$563	$266
Prepaid insurance	266	607
Deposits	1,355	1,981
Total prepaid expenses, deposits and other current assets	$2,184	$2,854

Note 7 — Leases

During the six months ended June 30, 2024, the Company entered into additional lease agreements that have commenced and are classified as operating leases, including in June 2024, the Company exercised a renewal option to extend the lease term on its central laboratory in California for an additional three years, through December 31, 2027. The aggregate (undiscounted) rent payments are approximately $2.6 million over the extended lease term.

The Company’s future lease payments as of June 30, 2024, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2024 (remainder of year)	$562
2025	1,016
2026	952
2027	913
2028	1
Total lease payments	$3,444
Less: imputed interest	(406)
Present value of lease liabilities	$3,038

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$598	$583
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,285	$321
Weighted-average remaining lease term - operating leases (in years)	3.33	1.80
Weighted-average discount rate - operating leases	7.875%	7.875%

As of June 30, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases were $3,037 and $1,307, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the Company had outstanding operating lease obligations of $3,038 and $1,305, respectively, of which $884 and $1,106, respectively, are reported in operating lease liabilities, current portion and $2,154 and $199, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 8 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	June 30, 2024	December 31, 2023
Defensive technology	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	$3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(4,358)	(3,881)
Intangible Assets, net		$947	$1,424

Amortization expense of the intangible assets discussed above was $105 and $505 for the three month periods ended June 30, 2024 and 2023, respectively, and $477 and $1,010 for the six month periods ended June 30, 2024 and 2023, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2024 (remainder of year)	$210
2025	421
2026	316
Total	$947

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
June 30, 2024
March 2023 Senior Convertible Note	$—	$—	$11,200	$11,200
Totals	$—	$—	$11,200	$11,200

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
March 2023 Senior Convertible Note	$—	$—	$13,950	$13,950
Totals	$—	$—	$13,950	$13,950

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

1 There were no transfers between the respective Levels during the six months ended June 30, 2024.

Note 9 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the March 2023 Senior Convertible Note as of each of June 30, 2024 and December 31, 2023 were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	March 2023 Senior Convertible Note: June 30, 2024	March 2023 Senior Convertible Note: December 31, 2023
Fair Value	$11,200	$13,950
Face value principal payable	$9,811	$11,019
Required rate of return	10.00%	10.00%
Conversion Price	$5.00	$5.00
Value of common stock	$0.82	$1.41
Expected term (years)	0.72	1.22
Volatility	60.00%	60.00%
Risk free rate	5.09%	4.56%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the March 2023 Senior Convertible Note as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$9,811	$11,200
Balance as of June 30, 2024				$9,811	$11,200

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,019	$13,950
Balance as of December 31, 2023				$11,019	$13,950

Note 10 — Debt - continued

The changes in the fair value of debt during the three and six month periods ended June 30, 2024 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - March 31, 2024	$13,140	$—
Installment repayments – common stock	(1,125)	—
Non-installment payments – common stock	(216)	—
Change in fair value	(599)	599
Fair Value at June 30, 2024	$11,200
Other Income (Expense) - Change in fair value – three months ended June 30, 2024		$599

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2023	$13,950	$—
Installment repayments – common stock	(1,208)	—
Non-installment payments – common stock	(652)	—
Change in fair value	(890)	890
Fair Value at June 30, 2024	$11,200
Other Income (Expense) - Change in fair value – six months ended June 30, 2024		$890

The changes in the fair value of debt during the three and six month periods ended June 30, 2023 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - March 31, 2023	$11,900	$—
Change in fair value	(290)	290
Fair Value at June 30, 2023	$11,610
Other Income (Expense) - Change in fair value – three months ended June 30, 2023		$290

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2022	$—	$—
Face value principal – issue date	11,111	$—
Fair value adjustment – issue date	789	(789)
Change in fair value	(290)	290
Fair Value at June 30, 2023	$11,610
Other Income (Expense) - Change in fair value – six months ended June 30, 2023		$(499)

Note 10 — Debt - continued

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

During the period from March 21, 2023 to September 20, 2023, the Company was required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid cash interest expense of $219 and $243 for the three and six months ended June 30, 2023, respectively.

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

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) the Company’s market capitalization to at no time be less than $30 million. As of June 30, 2024, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

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

In the three and six month periods ended June 30, 2024, approximately $1,125 and $1,208, respectively, of principal repayments along with approximately $215 and $652, respectively, of interest expense thereon, were settled through the issuance of 2,117,883 and 2,661,181 shares, respectively, of common stock of the Company, with such shares having a fair value of approximately $1,854 and $2,541, respectively, (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in debt extinguishment losses of $512 and $681 in the three and six month periods ended June 30, 2024, respectively. Subsequent to June 30, 2024, as of August 8, 2024, approximately $375 of principal repayments along with approximately $80 of interest expense thereon, were settled through the issuance of 747,909 shares of common stock of the Company, with such shares having a fair value of approximately $619 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

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

A total of 14,324,038 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 768,595 shares available for grant as of June 30, 2024. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2024. In January 2024, the number of shares available for grant was increased by 2,680,038 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5	$765
Granted(1)	3,519,000	$1.23
Exercised	(3,333)	$1.31
Forfeited	(275,424)	$1.63
Outstanding stock options at June 30, 2024(3)	8,744,626	$1.70	8.6	$199
Vested and exercisable stock options at June 30, 2024	3,082,590	$2.26	7.3	$199

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of June 30, 2024 and December 31, 2023 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2024 and December 31, 2023.

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

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	1,600,000	1.03
Vested	(26,912)	4.56
Forfeited	(13,088)	4.56
Unvested restricted stock awards as of June 30, 2024	3,897,440	$5.77

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

Note 11 — Stock-Based Compensation - continued

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$33	$16	$58	$28
Lucid Diagnostics 2018 Equity Plan – sales and marketing	326	247	597	470
Lucid Diagnostics 2018 Equity Plan - general and administrative	609	836	937	3,348
Lucid Diagnostics 2018 Equity Plan - research and development	138	66	258	136
PAVmed 2014 Equity Plan - cost of revenue	11	9	22	16
PAVmed 2014 Equity Plan - sales and marketing	39	120	118	253
PAVmed 2014 Equity Plan - general and administrative	1	8	4	164
PAVmed 2014 Equity Plan - research and development	44	97	141	192
Total stock-based compensation expense	$1,201	$1,399	$2,135	$4,607

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

As of June 30, 2024, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$4,665	2.1
Restricted Stock Awards	$2,305	1.8
PAVmed 2014 Equity Plan
Stock Options	$152	1.9

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.80 per share and $0.87 per share during the six month periods ended June 30, 2024 and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2024	2023
Expected term of stock options (in years)	5.7	5.6
Expected stock price volatility	74%	75%
Risk free interest rate	4.4%	3.7%
Expected dividend yield	—%	—%

Note 11 — Stock-Based Compensation - continued

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 511,884 shares and 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $353 and $276 on March 31, 2024 and 2023, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 1,500,000 shares of common stock of which 395,886 shares are available for issue as of June 30, 2024. In January 2024, our board authorized an increase in the number of shares available for issue by 500,000.

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

In connection with the issuance, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The key terms of the Series B Preferred Stock are as follows:

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

The Company and the investors in the offering also executed a registration rights agreement (the “Series B Registration Rights Agreement”), pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable pursuant to the Series B Preferred Stock. The Company filed such registration statement on Form S-3 with the SEC (file number 333-280650), which filing became effective on July 18, 2024, covering the resale of the shares of Common Stock issuable pursuant to the Series B and Series B-1 Preferred Stock.

Note 12 — Stockholders’ Equity - continued

Series B-1 Preferred Stock Offering

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

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 44,285 shares of Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series B Convertible Preferred Stock, as compared to both the newly issued Series B Convertible Preferred Stock (fair value of $12,495) and the carrying value of the extinguished Series A and Series A-1 Convertible Preferred Stock (carrying value of $24,294), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024
Fair Value - 44,285 shares of Series B Preferred Stock issued	$44,285
Less: Fair value related to newly issued Series B Preferred Stock (of 12,495 shares)	(12,495)
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

Note 12 — Stockholders’ Equity - continued

Lucid Diagnostics Common Stock

Subsequent to June 30, 2024, in July 2024, the Company received shareholder approval to amend its certificate of incorporation, as amended, to increase the total number of shares of common stock the Company is authorized to issue by 100 million shares from 200 million shares to 300 million shares. An amendment effecting such change was filed with the Secretary of State of Delaware on July 23, 2024.

Additionally and also subsequent to June 30, 2024, the Company’s shareholders approved, for purposes of Listing Rule 5635 of The Nasdaq Stock Market LLC (“Nasdaq”) the issuance of shares of the Company’s common stock under the Series B Convertible Preferred Stock (“Series B Preferred Stock”) sold by the Company in a private offering in March 2024 and the Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”) sold by the Company in a private offering in May 2024. Each of the Series B and Series B-1 Preferred Stock is a voting security. On any matter to be acted upon or considered by the stockholders of the Company, each holder shall be entitled to vote on an “as converted” basis after applying the beneficial ownership limitations described in the Series B and B-1 Preferred Stock Offering above.

As of June 30, 2024 and December 31, 2023, there were 49,344,945 and 42,329,864 shares of common stock issued and outstanding, respectively. As of June 30, 2024, PAVmed holds 31,302,444 shares and maintains a controlling financial and voting interest in the Company.

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. Substantially all of such shares were distributed by PAVmed to its shareholders on February 15, 2024.

On June 21, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through June 20, 2024), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until December 18, 2024) to regain compliance, and that the Company could be eligible for additional time. The Company intends to consider all available options to regain compliance with the Nasdaq listing standards.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of June 30, 2024.

In November 2022, the Company entered into an “at-the-market offering” (“ATM”) for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor. Cumulatively a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions, as of June 30, 2024.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator
Net loss	$(11,005)	$(11,381)	$(21,617)	$(27,628)
Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	—	(7,496)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(11,005)	$(11,381)	$(29,113)	$(27,628)

Denominator
Weighted average common shares outstanding, basic and diluted	48,212,040	41,833,823	46,613,362	41,404,547

Net loss per share (1)
Net loss per share - basic and diluted	$(0.23)	$(0.27)	$(0.62)	$(0.67)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the six month periods ended June 30, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all years presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2024	2023
Stock options	8,744,626	4,949,962
Unvested restricted stock awards	3,897,440	1,872,100
Preferred stock	51,682,378	13,695,850
Total	64,324,444	20,517,912

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

EsoGuard is a bisulfite-converted targeted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). Analytical validation tests of EsoGuard demonstrated approximately 97% analytical sensitivity, 95% analytical specificity, approximately 98% analytical accuracy, and 100% inter-assay and intra-assay precision. Two independent clinical validation case control studies funded by the National Institute of Health were performed using upper endoscopy with biopsies as the diagnostic comparator and confirmed EsoGuard accurately identifies BE. A pooled analysis of both studies demonstrated 84% sensitivity (95% confidence interval (“CI”) 76-90%), for detection of BE, and 86% specificity (95% CI 81-91%). Positive predictive value (“PPV”) and negative predictive value (“NPV”) were calculated using a BE prevalence of 10.6% published in a meta-analysis of U.S patients with gastroesophageal reflux disease (“GERD”). This resulted in a PPV of approximately 42% and NPV of around 98%.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly test for the early detection of EAC and BE, including dysplastic BE and related precursors to EAC in patients with GERD, commonly known as chronic heartburn, acid reflux, or just reflux.

Recent Developments

Business

Intercompany Agreements with PAVmed

On August 6, 2024, PAVmed and the Company entered into a ninth amendment to the management services agreement between PAVmed and Lucid (“MSA”) to increase the monthly fee thereunder from $0.83 million per month to $1.05 million per month, effective as of July 1, 2024.

On March 22, 2024, PAVmed and the Company entered into an eighth amendment to the MSA to increase the monthly fee thereunder from $0.75 million per month to $0.83 million per month, effective as of January 1, 2024. The amendment also reset the maximum number of shares issuable under the agreement to 19.99% of the shares outstanding as of the date of the amendment.

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

Appointment of Dennis Matheis to Board of Directors

On May 6, 2024, the board of directors of the Company appointed Dennis Matheis as a Class C director of the Company (and he was subsequently re-elected to the board, together with the incumbent Class C directors of the Company, at the Company’s annual shareholders meeting held on July 23, 2024). In connection with his joining the board, Mr. Matheis received a grant of an option to acquire 241,500 shares of the Company’s common stock pursuant to the Company’s Amended and Restated 2018 Long-Term Incentive Equity Plan in accordance with the Company’s existing compensation policy for non-employee directors.

Recent Developments - continued

Business - continued

NASDAQ Notice

On June 21, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through June 20, 2024), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until December 18, 2024) to regain compliance, and that the Company could be eligible for additional time. The Company intends to consider all available options to regain compliance with the Nasdaq listing standards.

Authorized Shares Increase

On July 23, 2024, the Company filed an amendment to its Certificate of Incorporation to effectuate an increase in its authorized shares from 200,000,000 to 300,000,000, in accordance with the shareholder approval of the same. Such approval was granted at the annual meeting of the Company’s stockholders held the same day.

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

Results of Operations - continued

The three months ended June 30, 2024 as compared to three months ended June 30, 2023

Revenue

In the three months ended June 30, 2024, revenue was $1.0 million as compared to $0.2 million for the corresponding period in the prior year. The $0.8 million increase principally relates to the increase in volume of our EsoGuard Esophageal DNA Tests performed in our own CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the three months ended June 30, 2024, cost of revenue were approximately $1.6 million as compared to $1.5 million for the corresponding period in the prior year. The net increase of $0.1 million was principally related to:

●	approximately $0.1 million increase in the CLIA laboratory supplies required to perform the EsoGuard Esophageal DNA tests and royalty costs.

Sales and marketing expenses

In the three months ended June 30, 2024, sales and marketing costs were approximately $4.2 million as compared to $4.0 million for the corresponding period in the prior year. The net increase of $0.2 million was principally related to:

●	approximately $0.2 million increase in compensation related costs.

General and administrative expenses

In the three months ended June 30, 2024, general and administrative costs were approximately $4.9 million as compared to $3.8 million for the corresponding period in the prior year. The net increase of $1.1 million was principally related to:

●	approximately $0.7 million increase in third-party professional services related to investor relations and legal services;
●	approximately $0.3 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $0.3 million increase related to compensation related costs; and
●	approximately $0.2 million decrease in stock-based compensation from RSA and stock option grants to Lucid employees and non-employees.

Research and development expenses

In the three months ended June 30, 2024, research and development costs were approximately $1.4 million, compared to $1.8 million for the corresponding period in the prior year. The net decrease of $0.4 million was principally related to:

●	approximately $0.4 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.1 million in the three months ended June 30, 2024, as compared to $0.5 million for the corresponding period in the prior year. The decrease of $0.4 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended June 30, 2024, the change in the fair value of our convertible note was approximately $0.6 million of income, related to the March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The March 2023 Senior Convertible Note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value non-cash expense on the issue date.

Results of Operations - continued

The three months ended June 30, 2024 as compared to three months ended June 30, 2023 - continued

Loss on Debt Extinguishment

In the three months ended June 30, 2024, a debt extinguishment loss in the aggregate of approximately $0.5 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●	In the three months ended June 30, 2024, approximately $1.1 million of principal repayments along with approximately $0.2 million of interest expense thereon, were settled through the issuance of 2,117,883 shares of common stock of the Company, with such shares having a fair value of approximately $1.9 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.5 million in the three months ended June 30, 2024. The Company did not incur debt extinguishment loss in the three months ended June 30, 2023.

See Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

The six months ended June 30, 2024 as compared to six months ended June 30, 2023

Revenue

In the six months ended June 30, 2024, revenue was $2.0 million as compared to $0.6 million for the corresponding period in the prior year. The $1.4 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our own CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Test.

Cost of revenue

In the six months ended June 30, 2024, cost of revenue was approximately $3.3 million as compared to $2.9 million for the corresponding period in the prior year. The $0.4 million increase was principally related to:

●	approximately $0.2 million increase in the CLIA laboratory supplies required to perform the EsoGuard Esophageal DNA tests and royalty costs; and
●	approximately $0.2 million increase in compensation related costs, including stock-based compensation.

Sales and marketing expenses

In the six months ended June 30, 2024, sales and marketing costs were approximately $8.4 million as compared to $8.2 million for the corresponding period in the prior year. The net increase of $0.2 million was principally related to:

●	approximately $0.2 million increase in compensation related costs principally as a result of changes in headcount and bonus structure and travel expenses.

General and administrative expenses

In the six months ended June 30, 2024, general and administrative costs were approximately $8.9 million as compared to $10.7 million for the corresponding period in the prior year. The net decrease of $1.8 million was principally related to:

●	approximately $2.6 million decrease in stock-based compensation;
●	approximately $0.5 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.3 million increase in third-party professional fees and expenses related to investor relations services and consulting fees.

Research and development expenses

In the six months ended June 30, 2024, research and development costs were approximately $2.9 million, compared to $3.7 million for the corresponding period in the prior year. The net decrease of $0.8 million was principally related to:

●	approximately $0.9 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees; and
●	approximately $0.1 million increase in stock-based compensation.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.5 million in the six months ended June 30, 2024, as compared to $1.0 million for the corresponding period in the prior year. The decrease of $0.5 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Results of Operations - continued

The six months ended June 30, 2024 as compared to six months ended June 30, 2023 - continued

Other Income and Expense

Change in fair value of convertible debt

In the six months ended June 30, 2024, the change in the fair value of our convertible note was approximately $0.9 million of income, related to the March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The March 2023 Senior Convertible Note was initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value remeasurement as a non-cash expense on the issue date.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the six months ended June 30, 2023, in connection with the issue of the March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fee and offering costs paid by us. The Company did not incur lender fees and offering costs in the six months ended June 30, 2024.

Loss on Debt Extinguishment

In the six months ended June 30, 2024, a debt extinguishment loss in the aggregate of approximately $0.7 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●	In the six months ended June 30, 2024, approximately $1.2 million of principal repayments along with approximately $0.7 million of interest expense thereon, were settled through the issuance of 2,661,181 shares of common stock of the Company, with such shares having a fair value of approximately $2.5 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.7 million in the six months ended June 30, 2024. The Company did not incur debt extinguishment loss in the six months ended June 30, 2023.

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

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024
Fair Value - 44,285 shares of Series B Preferred Stock issued	$44,285
Less: Fair value related to newly issued Series B Preferred Stock (of 12,495 shares)	(12,495)
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard. We are pursuing commercialization across multiple sales channels, including: the communication to and education of medical practitioners and clinicians regarding EsoGuard; the establishment of Lucid Test Centers for the collection of cell samples using EsoCheck; use of our mobile testing unit; ongoing #CheckYourFoodTube testing days; and our direct contracting strategic initiative. Additionally, we are developing expanded clinical evidence to support insurance reimbursement adoption by government and private insurers. Further, as resources permit, the Company also intends to pursue development of other products and services.

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. We experienced a net loss of approximately $21.6 million and used approximately $24.1 million of cash in operations during the six month period ended June 30, 2024. Financing activities provided $30.2 million of cash during the six month period ended June 30, 2024. We ended the quarter with cash on-hand of $24.9 million as of June 30, 2024. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, including current obligations on our existing convertible debt which in accordance with management’s plans may include conversions to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and on raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

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

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (the “SPA”) with an accredited institutional investor, pursuant to which we agreed to sell, and the investor agreed to purchase the March 2023 Senior Convertible Note with a face value principal of $11.1 million. We issued the March 2023 Senior Convertible Note on March 21, 2023 pursuant to the SPA. The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

Liquidity and Capital Resources - continued

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

Under the March 2023 Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company is also subject to financial covenants requiring that (i) the amount of the Company’s available cash shall equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) the Company’s average market capitalization over the prior ten trading days, shall not exceed 30%, and (iii) the Company’s market capitalization shall at no time be less than $30 million (the “Financial Tests”). As of June 30, 2024, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

During the six month period ended June 30, 2024, approximately $1.2 million of principal repayments along with approximately $0.7 million of interest expense thereon, were settled through the issuance of 2,661,181 shares of common stock of the Company, with such shares having a fair value of approximately $2.5 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively, a total of 680,263 shares of common stock of the Company were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of June 30, 2024.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of the Company were issued through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of June 30, 2024.

Intercompany Agreements with PAVmed

From our inception in May 2018 through our initial public offering in October 2021, our operations were funded by PAVmed providing working capital cash advances and by PAVmed paying certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be conducted in part by personnel employed by PAVmed, for which we incur an MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the Company and PAVmed boards of directors. In this regard, in January 2024, the respective companies’ boards of directors approved an eighth amendment to the MSA to increase the MSA Fee to $0.83 million per month, effective January 1, 2024. The eighth amendment to the MSA was executed on March 22, 2024. Pursuant to the MSA, as amended by the eighth amendment, the parties agreed PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, from and after the date of the eighth amendment to the MSA, more than 9,644,135 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the eighth amendment).

Subsequent to June 30, 2024, in August 2024, the respective companies’ boards of directors approved the Company to enter into a ninth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $0.83 million to $1.05 million, effective July 1, 2024.

As of June 30, 2024, we had a Due To: PAVmed Inc. payment obligation liability of approximately $0.3 million, which liability is primarily comprised of our obligations under a payroll and benefit expense reimbursement agreement (the “PBERA”) and the MSA, as well other operating expenses paid by PAVmed on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Related Party Transactions. In accordance with the MSA and the PBERA, on January 26, 2024, PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024. There have been no material changes to our critical accounting policies and estimates in the six months ended June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 29, 2024, the Company approved the issuance to an investor relations firm it had engaged 150,000 unregistered shares of the Company’s common stock. The offer and sale of the shares of common stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving a public offering.

Except as set forth above and as previously disclosed in our current reports on Form 8-K filed prior to the date of this Form 10-Q and in the Annual Report, we did not sell any unregistered securities or repurchase any of our securities during the three months ended June 30, 2024.

See Part I, Item 2 under the caption “Liquidity and Capital Resources” for a description of limitations on the payment of dividends.

Item 5. Other Information

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

August 12, 2024	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Preferred Stock.	8-K	3.1	5/7/2024
3.2	Certificate of Amendment to Certificate of Incorporation, dated July 23, 2024.	8-K	3.1	7/23/2024
10.1	Form of Registration Rights Agreement (Series B-1 Preferred Stock).	8-K	10.1	5/7/2024
10.2	Ninth Amendment to Management Services Agreement, dated as of August 6, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

