Form 10-Q
period 2024-09-30
Lucid Diagnostics Inc.
filed 2024-11-12
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024 and November 8, 2024 there were 55,495,158 and 59,342,479, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

TABLE OF CONTENTS

	Part I - Financial Information	Page

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2024 and December 31, 2023	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2024 and 2023	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2024 and 2023	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2024 and 2023	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4.	Controls and Procedures	34

	Part II - Other Information

Item 1.	Legal Proceedings	35
Item 5.	Other Information	35
Item 6.	Exhibits	35
	Signature	36
	Exhibit Index	37

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash	$14,489	$18,896
Accounts receivable	39	45
Inventory	651	278
Prepaid expenses, deposits, and other current assets	1,645	2,854
Total current assets	16,824	22,073
Fixed assets, net	940	1,334
Operating lease right-of-use assets	2,860	1,307
Intangible assets, net	842	1,424
Other assets	1,132	1,132
Total assets	$22,598	$27,270
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,135	$1,146
Accrued expenses and other current liabilities	2,006	3,841
Operating lease liabilities, current portion	855	1,106
Senior Secured Convertible Note - at fair value	10,200	13,950
Due To: PAVmed Inc. - MSA Fee and operating expenses	53	9,339
Total current liabilities	14,249	29,382
Operating lease liabilities, less current portion	2,011	199
Total liabilities	16,260	29,581
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 55,919 at September 30, 2024 and Series A and Series A-1 Convertible Preferred Stock, shares issued and outstanding 18,625 at December 31, 2023	55,919	18,625
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 51,597,718 and 42,329,864 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	52	42
Additional paid-in capital	142,592	129,763
Accumulated deficit	(192,225)	(150,741)
Total Stockholders’ Equity (Deficit)	6,338	(2,311)
Total Liabilities and Stockholders’ Equity (Deficit)	$22,598	$27,270

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$1,172	$783	$3,149	$1,388
Operating expenses:
Cost of revenue	1,684	1,634	4,954	4,522
Sales and marketing	4,056	3,837	12,459	11,996
General and administrative	5,355	4,320	14,292	15,049
Amortization of acquired intangible assets	105	505	582	1,516
Research and development	1,666	1,615	4,539	5,334
Total operating expenses	12,866	11,911	36,826	38,417
Operating loss	(11,694)	(11,128)	(33,677)	(37,029)
Other income (expense):
Interest income	81	116	256	330
Interest expense	(1)	(149)	(19)	(405)
Change in fair value - Senior Secured Convertible Note	(322)	(3,021)	568	(3,520)
Loss on issue and offering costs - Senior Secured Convertible Note	—	—	—	(1,186)
Debt extinguishments loss - Senior Secured Convertible Note	(435)	(26)	(1,116)	(26)
Other income (expense), net	(677)	(3,080)	(311)	(4,807)
Loss before provision for income tax	(12,371)	(14,208)	(33,988)	(41,836)
Provision for income taxes	—	—	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(12,371)	$(14,208)	$(33,988)	$(41,836)
Less: Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	—	(7,496)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(12,371)	$(14,208)	$(41,484)	$(41,836)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.25)	$(0.34)	$(0.87)	$(1.01)
Weighted average common shares outstanding, basic and diluted	50,374,146	41,862,805	47,876,015	41,558,979

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND NINE MONTHS ENDED September 30, 2024

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of June 30, 2024	55,919	55,919	49,344,945	$49	$139,865	$(179,854)	$15,979
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,185	—	1,185
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	43	—	43
Conversions - Senior Secured Convertible Note	—	—	2,116,717	3	1,755	—	1,758
Purchase - Employee Stock Purchase Plan	—	—	136,056	—	94	—	94
Transfer of intellectual property from PAVmed Inc.	—	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	—	(12,371)	(12,371)
Balance as of September 30, 2024	55,919	$55,919	51,597,718	$52	$142,592	$(192,225)	$6,338

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,333	—	4	—	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	3,034	—	3,034
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	329	—	329
Vest - restricted stock awards	—	—	26,912	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	4,777,898	6	4,293	—	4,299
Purchase - Employee Stock Purchase Plan	—	—	647,940	1	446	—	447
Issuance - Series A-1 Preferred Stock	5,670	5,670	—	—	—	—	5,670
Exchange - Series A and Series A-1 Preferred Stock	(24,295)	(24,295)	—	—	—	(7,496)	(31,791)
Issuance through exchange - Series B and Series B-1 Preferred Stock	31,790	31,790	—	—	—	—	31,790
Issuance through sale- Series B and Series B-1 Preferred Stock	24,129	24,129	—	—	—	—	24,129
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,331,771	3	4,672	—	4,675
Issue common stock - vendor service agreement	—	—	480,000		401	—	401
Transfer of intellectual property from PAVmed Inc.	—	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	—	(33,988)	(33,988)
Balance as of September 30, 2024	55,919	$55,919	51,597,718	$52	$142,592	$(192,225)	$6,338

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND NINE MONTHS ENDED September 30, 2023

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of June 30, 2023	13,625	13,625	41,853,603	$42	$127,107	$(125,703)	$15,071
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	—	—	—
Stock-based compensation - Lucid Diagnostics Inc.	—	—	—	—	1,032	—	1,032
Stock-based compensation - PAVmed Inc.	—	—	—	—	220	—	220
Vest - restricted stock awards	—	—	84,660	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	115,388	—	166	—	166
CapNostics, LLC	—	—	—	—	—	—	—
APA-RDx - Installment Payment	—	—	—	—	—	—	—
Issuance - Committed Equity Facility, net of deferred financing charges	—	—	—	—	—	—	—
Purchase - Employee Stock Purchase Plan	—	—	276,213	—	275	—	275
Issue common stock - vendor service agreement	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(14,208)	(14,208)
Balance as of September 30, 2023	13,625	$13,625	42,329,864	$42	$128,800	$(139,911)	$2,556

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total
Balance as of December 31, 2022	—	$—	40,518,792	$41	$121,081	$(98,075)	$23,047
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	5,014	—	5,014
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	845	—	845
Vest - restricted stock awards	—	—	303,980	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	115,388	—	166	—	166
Issuance common stock - APA-RDx - Termination payment	—	—	553,436	—	713	—	713
Issuance - At-The-Market Facility, net of financing charges	—	—	230,068	1	283	—	284
Purchase - Employee Stock Purchase Plan	—	—	508,200	—	551	—	551
Issuance - Series A Preferred Stock	13,625	13,625	—	—	—	—	13,625
Issue common stock - vendor service agreement	—	—	100,000	—	147	—	147
Net loss	—	—	—	—	—	(41,836)	(41,836)
Balance as of September 30, 2023	13,625	$13,625	42,329,864	$42	$128,800	$(139,911)	$2,556

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(33,988)	$(41,836)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	945	1,870
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	3,034	5,014
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	329	845
Change in fair value - Senior Secured Convertible Note	(568)	3,520
Loss on issue - Senior Secured Convertible Note	—	1,111
Debt extinguishment loss - Senior Secured Convertible Note	1,116	26
APA-RDx: Issue common stock - termination payment	—	713
Amortization of common stock payment for vendor service agreement	248	23
Changes in operating assets and liabilities:
Accounts receivable	7	(4)
Prepaid expenses and other current assets	1,065	(1,262)
Accounts payable	(10)	(62)
Accrued expenses and other current liabilities	(1,836)	1,878
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	(4,611)	5,326
Net cash flows used in operating activities	(34,269)	(22,838)

Cash flows from investing activities
Purchase of equipment	(37)	(46)
Purchase of intellectual property from PAVmed Inc.	(350)	—
Net cash flows used in investing activities	(387)	(46)

Cash flows from financing activities
Proceeds – issue of preferred stock	29,798	13,625
Proceeds – issue of Senior Convertible Note	—	10,000
Proceeds – issue of common stock – At-The-Market Facility	—	284
Proceeds – exercise of stock options	4	—
Proceeds – issue common stock – Employee Stock Purchase Plan	447	551
Net cash flows provided by financing activities	30,249	24,460

Net increase (decrease) in cash	(4,407)	1,576
Cash, beginning of period	18,896	22,474
Cash, end of period	$14,489	$24,050

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

Lucid Diagnostics Inc. (“Lucid”, “Lucid Diagnostics” or the “Company”) is a commercial-stage, cancer prevention medical diagnostics technology company focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, acid reflux or simply reflux, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”). Lucid is a non-consolidated subsidiary of PAVmed Inc. (“PAVmed”).

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.2 million and $3.1 million of revenues for the three and nine month periods ended September 30, 2024, respectively, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to Lucid Diagnostics Inc common stockholders of approximately $41.5 million and had net cash flows used in operating activities of approximately $34.3 million for the nine month period ended September 30, 2024. As of September 30, 2024, the Company had working capital of approximately $2.6 million, with such working capital inclusive of the Senior Secured Convertible Note classified as a current liability of approximately $10.2 million and approximately $14.5 million of cash.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company is a non-consolidated subsidiary of PAVmed, which has the ability to exercise significant influence over the Company. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

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

The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2024 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2024.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. The Company is currently evaluating the impact this update will have on its unaudited condensed consolidated financial statements and disclosures, however the company does not expect the standard to have a significant impact.

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

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three and nine month periods ended September 30, 2024, the Company recognized revenue of $1,172 and $3,149, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three and nine month periods ended September 30, 2023 was $783 and $1,388, respectively, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and nine month periods ended September 30, 2024, the cost of revenue was $1,684 and $4,954, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three and nine month periods ended September 30, 2023 was $1,634 and $4,522, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2023	$6,150	$3,163	$26	$9,339
MSA fees	8,150	—	—	8,150
ERC - Benefits	—	1,411	—	1,411
On Behalf Of (OBO) activities	—	—	598	598
Cash payments to PAVmed Inc.	(12,650)	(1,537)	(583)	(14,770)
Payment to PAVmed Inc. settled in LUCD stock	(1,650)	(3,025)	—	(4,675)
Balance - September 30, 2024	$—	$12	$41	$53

PAVmed - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA does not have a termination date, but may be terminated by the Company’s board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. In March 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into an eighth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $750 to $833, effective January 1, 2024. In August 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a ninth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $833 to $1,050, effective July 1, 2024. During the nine months ended September 30, 2023, MSA fees were $750 per month.

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock.

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales & Marketing	164	109	$417	$218
General & Administrative	2,253	1,554	5,860	3,108
Research & Development	733	587	1,873	1,174
Total MSA Fee	$3,150	$2,250	$8,150	$4,500

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

Transfer of Intellectual Property from PAVmed

On September 27, 2024, the Company entered into an Assignment of Patent Rights with PAVmed, pursuant to which PAVmed assigned certain patent rights to the Company related to the EsoCheck device. In consideration of the assignment the Company agreed to pay PAVmed a $350 assignment fee.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2024	December 31, 2023
Advanced payments to service providers and suppliers	$389	$266
Prepaid insurance	49	607
Deposits	1,207	1,981
Total prepaid expenses, deposits and other current assets	$1,645	$2,854

Note 7 — Leases

During the nine months ended September 30, 2024, the Company entered into additional lease agreements that have commenced and are classified as operating leases, including in June 2024, the Company exercised a renewal option to extend the lease term on its central laboratory in California for an additional three years, through December 31, 2027. The aggregate (undiscounted) rent payments are approximately $2.6 million over the extended lease term.

The Company’s future lease payments as of September 30, 2024, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2024 (remainder of year)	$266
2025	1,025
2026	979
2027	940
2028	19
Total lease payments	$3,229
Less: imputed interest	(363)
Present value of lease liabilities	$2,866

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$889	$894
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,347	$380
Weighted-average remaining lease term - operating leases (in years)	3.17	1.58
Weighted-average discount rate - operating leases	7.875%	7.875%

As of September 30, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases were $2,860 and $1,307, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company had outstanding operating lease obligations of $2,866 and $1,305, respectively, of which $855 and $1,106, respectively, are reported in operating lease liabilities, current portion and $2,011 and $199, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 8 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	September 30, 2024	December 31, 2023
Defensive technology	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	$3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(4,463)	(3,881)
Intangible Assets, net		$842	$1,424

Amortization expense of the intangible assets discussed above was $105 and $505 for the three month periods ended September 30, 2024 and 2023, respectively, and $582 and $1,516 for the nine month periods ended September 30, 2024 and 2023, respectively, and is included in amortization of acquired intangible assets in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2024 (remainder of year)	$105
2025	421
2026	316
Total	$842

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
September 30, 2024
March 2023 Senior Convertible Note	$—	$—	$10,200	$10,200
Totals	$—	$—	$10,200	$10,200

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
March 2023 Senior Convertible Note	$—	$—	$13,950	$13,950
Totals	$—	$—	$13,950	$13,950

[1]	There were no transfers between the respective Levels during the nine months ended September 30, 2024.

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

The estimated fair value of the March 2023 Senior Convertible Note as of each of September 30, 2024 and December 31, 2023 were computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	March 2023 Senior Convertible Note: September 30, 2024	March 2023 Senior Convertible Note: December 31, 2023
Fair Value	$10,200	$13,950
Face value principal payable	$8,669	$11,019
Required rate of return	9.20%	10.00%
Conversion Price	$5.00	$5.00
Value of common stock	$0.82	$1.41
Expected term (years)	0.47	1.22
Volatility	60.00%	60.00%
Risk free rate	4.33%	4.56%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the March 2023 Senior Convertible Note as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$8,669	$10,200
Balance as of September 30, 2024				$8,669	$10,200

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,019	$13,950
Balance as of December 31, 2023				$11,019	$13,950

Note 10 — Debt - continued

The changes in the fair value of debt during the three and nine month periods ended September 30, 2024 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - June 30, 2024	$11,200	$—
Installment repayments – common stock	(1,142)	—
Non-installment payments – common stock	(180)	—
Change in fair value	322	(322)
Fair Value at September 30, 2024	$10,200
Other Income (Expense) - Change in fair value – three months ended September 30, 2024		$(322)

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2023	$13,950	$—
Installment repayments – common stock	(2,350)	—
Non-installment payments – common stock	(832)	—
Change in fair value	(568)	568
Fair Value at September 30, 2024	$10,200
Other Income (Expense) - Change in fair value – nine months ended September 30, 2024		$568

The changes in the fair value of debt during the three and nine month periods ended September 30, 2023 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - June 30, 2023	$11,610	$—
Installment repayments – common stock	(92)	—
Non-installment payments – common stock	(49)	—
Change in fair value	3,021	(3,021)
Fair Value at September 30, 2023	$14,490
Other Income (Expense) - Change in fair value – three months ended September 30, 2023		$(3,021)

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2022	$—	$—
Face value principal – issue date	11,111	$—
Fair value adjustment – issue date	789	(789)
Installment repayments – common stock	(92)	—
Non-installment payments – common stock	(49)	—
Change in fair value	2,731	(2,731)
Fair Value at September 30, 2023	$14,490
Other Income (Expense) - Change in fair value – nine months ended September 30, 2023		$(3,520)

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

During the period from March 21, 2023 to September 20, 2023, the Company was required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid cash interest expense of $149 and $391 for the three and nine months ended September 30, 2023, respectively.

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

Lucid is subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) the Company’s market capitalization to at no time be less than $30 million. As of September 30, 2024, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

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

In the three and nine month periods ended September 30, 2024, approximately $1,142 and $2,350, respectively, of principal repayments along with approximately $180 and $832, respectively, of interest expense thereon, were settled through the issuance of 2,116,717 and 4,777,898 shares, respectively, of common stock of the Company, with such shares having a fair value of approximately $1,755 and $4,293, respectively, (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in debt extinguishment losses of $435 and $1,116 in the three and nine month periods ended September 30, 2024, respectively. Subsequent to September 30, 2024, as of November 8, 2024, approximately $2,415 of principal repayments along with approximately $63 of interest expense thereon, were settled through the issuance of 3,847,321 shares of common stock of the Company, with such shares having a fair value of approximately $3,680 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

Note 10 — Debt - continued

March 2023 Senior Convertible Note Refinancing

On November 8, 2024, the Company gave notice to the holder of the March 2023 Senior Convertible Note that it was exercising its right pursuant to such note to redeem the same for the redemption price specified in such note (the “Optional Redemption Price”). Pursuant to the terms of the March 2023 Senior Convertible Note, the Company has not less than ten business days, and not more than twenty business days, from the date of the notice (the “Optional Redemption Notice Period”) to pay the Optional Redemption Price.

To finance the payment of the Optional Redemption Price, the Company has entered into a securities purchase agreement with certain accredited investors (the “2024 Note Investors”). Under the agreement, subject to customary closing conditions, the Company has agreed to issue, and each 2024 Note Investor has agreed to purchase, 12.0% senior secured convertible notes due 2029 (collectively, the “November 2024 Senior Convertible Notes”). As of the date hereof, the aggregate commitments of the 2024 Note Investors exceed the Lucid Optional Redemption Price. Subsequent to September 30, 2024, as of the date hereof, the Company has received cash proceeds of $7.7 million to date related to subscription agreements for the November 2024 Senior Convertible Notes.

The Company expects to complete the issuance of the November 2024 Senior Convertible Notes and the redemption of the March 2023 Senior Convertible Note on or prior to the end of the Optional Redemption Notice Period.

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

A total of 14,324,038 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 850,672 shares available for grant as of September 30, 2024. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 30, 2024. In January 2024, the number of shares available for grant was increased by 2,680,038 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5	$765
Granted(1)	3,604,000	$1.22
Exercised	(3,333)	$1.31
Forfeited	(442,501)	$1.63
Outstanding stock options at September 30, 2024(3)	8,662,549	$1.69	8.3	$197
Vested and exercisable stock options at September 30, 2024	3,654,937	$2.19	7.2	$197

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of September 30, 2024 and December 31, 2023 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 30, 2024 and December 31, 2023.

On February 22, 2024, the company granted 2,895,000 stock options to employees and directors under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.25. Each option will vest one-third after one year then ratably over the next eight quarters.

Note 11 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	1,600,000	1.03
Vested	(26,912)	4.56
Forfeited	(13,088)	4.56
Unvested restricted stock awards as of September 30, 2024	3,897,440	$5.77

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$30	$16	$88	$44
Lucid Diagnostics 2018 Equity Plan – sales and marketing	328	228	925	697
Lucid Diagnostics 2018 Equity Plan - general and administrative	699	721	1,635	4,069
Lucid Diagnostics 2018 Equity Plan - research and development	128	67	386	204
PAVmed 2014 Equity Plan - cost of revenue	11	10	33	26
PAVmed 2014 Equity Plan - sales and marketing	23	106	141	359
PAVmed 2014 Equity Plan - general and administrative	1	7	5	170
PAVmed 2014 Equity Plan - research and development	8	97	150	290
Total stock-based compensation expense	$1,228	$1,252	$3,363	$5,859

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

Note 11 — Stock-Based Compensation - continued

As of September 30, 2024, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,798	2.0
Restricted Stock Awards	$1,935	1.6
PAVmed 2014 Equity Plan
Stock Options	$109	1.7

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.79 per share and $0.88 per share during the nine month periods ended September 30, 2024 and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2024	2023
Expected term of stock options (in years)	5.7	5.6
Expected stock price volatility	73%	75%
Risk free interest rate	4.3%	3.7%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 511,884 shares and 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $353 and $276 on March 31, 2024 and 2023, respectively, under the Lucid ESPP. A total of 136,056 and 276,213 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $94 and $275 on September 30, 2024 and 2023, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 1,500,000 shares of common stock of which 259,830 shares are available for issue as of September 30, 2024. In January 2024, our board authorized an increase in the number of shares available for issue by 500,000.

Note 12 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

On March 13, 2024, the Company entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, a “Series B Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of Lucid Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 10,670 shares of Lucid Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), held by them for 31,790 shares of Series B Preferred Stock (collectively, the “Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Series B Exchange Agreements, the Company entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Series B Exchange Agreements (and are included in the 10,670 shares of Series A-1 Preferred Stock set forth above). Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of our common stock into which such Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. The Series B Preferred Stock is a voting security. The aggregate gross proceeds of these transactions were $18.1 million (inclusive of $5.7 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions).

Note 12 — Stockholders' Equity - continued

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

Series B-1 Preferred Stock Offering

On May 6, 2024, the Company issued approximately 11,634 shares of newly designated Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”). The terms of the Series B-1 Preferred Stock are substantially identical to the terms of the Series B Preferred Stock, except that the Series B-1 Preferred Stock has a conversion price of $0.7228 and is not subject to a VWAP-Based Mandatory Conversion. The aggregate gross proceeds from the sale of shares in such offering were $11.6 million.

Note 12 — Stockholders' Equity - continued

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

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series B Convertible Preferred Stock, as compared to the carrying value of the extinguished Series A and Series A-1 Convertible Preferred Stock (carrying value of $24,294), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024

Fair Value - 31,790 shares of Series B Preferred Stock issued in exchange for Series A and Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

Lucid Diagnostics Common Stock

In July 2024, the Company received shareholder approval to amend its certificate of incorporation, as amended, to increase the total number of shares of common stock the Company is authorized to issue by 100 million shares from 200 million shares to 300 million shares. An amendment effecting such change was filed with the Secretary of State of Delaware on July 23, 2024.

Additionally in July 2024, the Company’s shareholders approved, for purposes of Listing Rule 5635 of The Nasdaq Stock Market LLC (“Nasdaq”) the issuance of shares of the Company’s common stock under the Series B Convertible Preferred Stock (“Series B Preferred Stock”) sold by the Company in a private offering in March 2024 and the Series B-1 Convertible Preferred Stock (“Series B-1 Preferred Stock”) sold by the Company in a private offering in May 2024. Each of the Series B and Series B-1 Preferred Stock is a voting security. On any matter to be acted upon or considered by the stockholders of the Company, each holder shall be entitled to vote on an “as converted” basis after applying the beneficial ownership limitations described in the Series B and B-1 Preferred Stock Offering above.

As of September 30, 2024 and December 31, 2023, there were 51,597,718 and 42,329,864 shares of common stock issued and outstanding, respectively. On September 10, 2024, following preferred equity transactions completed by the Company earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of the Company, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. As of September 30, 2024, PAVmed holds 31,302,444 shares.

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. Substantially all of such shares were distributed by PAVmed to its shareholders on February 15, 2024.

Note 12 — Stockholders' Equity - continued

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

In the nine months ended September 30, 2024, the Company issued 480,000 shares of common stock to vendors in exchange for $401 of agreed upon services, which is included in general and administrative operating expenses on the Company’s unaudited condensed consolidated statement of operations.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of September 30, 2024.

In November 2022, the Company entered into an “at-the-market offering” (“ATM”) for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor. Cumulatively a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions, as of September 30, 2024.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator
Net loss	$(12,371)	$(14,208)	$(33,988)	$(41,836)
Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	—	(7,496)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(12,371)	$(14,208)	$(41,484)	$(41,836)

Denominator
Weighted average common shares outstanding, basic and diluted	50,374,146	41,862,805	47,876,015	41,558,979

Net loss per share (1)
Net loss per share - basic and diluted	$(0.25)	$(0.34)	$(0.87)	$(1.01)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the nine month periods ended September 30, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all years presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2024	2023

Stock options	8,662,549	4,957,215
Unvested restricted stock awards	3,897,440	1,787,440
Preferred stock	51,682,378	13,683,647
Total	64,242,367	20,428,302

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

In addition, our forward-looking statements do not reflect the potential impact of any future financing, acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

Overview

We are a commercial-stage, cancer prevention medical diagnostics technology company focused on the millions of patients who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”).

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

EsoGuard is a bisulfite-converted targeted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. It quantifies methylation at 31 sites on two genes, Vimentin (VIM) and Cyclin A1 (CCNA1). The assay has been evaluated in multiple studies, demonstrating sensitivity of ~90% for detecting disease along the full esophageal precancer to cancer spectrum, with a negative predictive value (NPV) of ~99%. Sensitivity and NPV remain very high even for detecting early precancer, which is unprecedented for a molecular diagnostic test.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly test for the early detection of EAC and BE, including dysplastic BE and related precursors to EAC in patients with gastroesophageal reflux disease (“GERD”), commonly known as chronic heartburn, acid reflux, or just reflux.

Recent Developments

Business

American Journal of Gastroenterology Publication

On November 7, 2024, the Company announced that its manuscript for its multi-center ESOGUARD BE-1 study has been accepted for publication in The American Journal of Gastroenterology, the official journal of the American College of Gastroenterology (ACG). This is the fourth publication presenting clinical validation data for the Company’s EsoGuard® Esophageal DNA Test, and the second to demonstrate its performance in an intended-use screening population. Consistent with previous studies, EsoGuard showed high sensitivity and negative predictive value in detecting esophageal precancer (Barrett’s Esophagus or BE). With the acceptance for publication, the Company believes we now have a complete clinical evidence package to submit our data to the MolDX program and formally seek Medicare coverage.

The prospective, multi-center study presented data from a cohort of patients who met ACG guideline criteria for esophageal precancer screening and underwent non-endoscopic EsoGuard testing followed by traditional upper endoscopy. EsoGuard sensitivity and negative predictive value for detecting BE were approximately 88% and 99%, respectively. Specificity and positive predictive value were approximately 81% and 30%, respectively. No serious adverse events were reported.

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

FDA Enforcement Discretion

In April 2024, FDA published the final rule under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs (the proposed rule was published in October 2023). In the final rule, FDA has expanded the categories of LDTs that will be eligible for continued enforcement discretion, which categories include LDTs first marketed prior to May 6, 2024 and LDTs approved by New York State’s Clinical Laboratory Evaluation Program (“NYS CLEP”). As EsoGuard was marketed prior to the cutoff date, and is also NYS CLEP-approved, EsoGuard will remain under continued enforcement discretion from FDA’s premarket review requirements and quality systems requirements (except for record-keeping). As such, there is no immediate impact from the final rule on Lucid’s regulatory strategy.

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

Authorized Shares Increase

On July 23, 2024, the Company filed an amendment to its Certificate of Incorporation to effectuate an increase in its authorized shares from 200,000,000 to 300,000,000. Such increase was approved at the annual meeting of the Company’s stockholders held the same day.

Lucid IP Matters

On October 15, 2024, the Company announced that it received a Notice of Allowance from the United States Patent and Trademark Office (USPTO) for a patent application covering its proprietary method of using methylation of the cyclin-A1 (CCNA1) gene to help detect esophageal precancer and cancer, a key component of its EsoGuard® Esophageal DNA Test.

EsoGuard utilizes next-generation sequencing (NGS) to assess DNA methylation at 31 sites on two genes, vimentin (VIM) and cyclin-A1 (CCNA1). Such methylation has been shown to be strongly associated with conditions along the spectrum from early esophageal precancer (non-dysplastic Barrett’s Esophagus or BE), to late precancer (dysplastic BE), to cancer (esophageal adenocarcinoma). Although VIM methylation had been previously associated with gastrointestinal neoplasias, the association of CCNA1 methylation with esophageal neoplasia is novel and appears to be more specific.

Financing

March 2023 Senior Convertible Note Refinancing

On November 8, 2024, the Company gave notice to the holder of the March 2023 Senior Convertible Note that it was exercising its right pursuant to such note to redeem the same for the redemption price specified in such note (the “Optional Redemption Price”). Pursuant to the terms of the March 2023 Senior Convertible Note, the Company has not less than ten business days, and not more than twenty business days, from the date of the notice (the “Optional Redemption Notice Period”) to pay the Optional Redemption Price.

To finance the payment of the Optional Redemption Price, the Company has entered into a securities purchase agreement with certain accredited investors (the “2024 Note Investors”). Under the agreement, subject to customary closing conditions, the Company has agreed to issue, and each 2024 Note Investor has agreed to purchase, 12.0% senior secured convertible notes due 2029 (collectively, the “November 2024 Senior Convertible Notes”). As of the date hereof, the aggregate commitments of the 2024 Note Investors exceed the Optional Redemption Price.

The Company expects to complete the issuance of the November 2024 Senior Convertible Notes and the redemption of the March 2023 Senior Convertible Note on or prior to the end of the Optional Redemption Notice Period, although there can be no assurance that such issuance and redemption will be completed during such period, if at all.

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

We expect that the gross margin for our services will continue to fluctuate and be affected by EsoGuard test volume, our operating efficiencies, patient compliance rates, payer mix, the levels of reimbursement, and payment patterns of payers and patients.

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

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the development of our technologies and conducting clinical trials, including:

●	costs associated with regulatory filings;
●	patent license fees;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes; and
●	the portion of the MSA Fee allocated to research and development.

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

Results of Operations - continued

The three months ended September 30, 2024 as compared to the three months ended September 30, 2023

Revenue

In the three months ended September 30, 2024, revenue was $1.2 million as compared to $0.8 million for the corresponding period in the prior year. The $0.4 million increase principally relates to the increase in volume of our EsoGuard Esophageal DNA Tests performed in our CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the three months ended September 30, 2024, the cost of revenue was approximately $1.7 million as compared to $1.6 million for the corresponding period in the prior year. The net increase of $0.1 million was principally related to:

●	approximately $0.2 million decrease in manufacturing costs associated with the EsoCheck devices and EsoGuard Esophageal DNA Tests;
●	approximately $0.2 million increase in third party professional and IT related expenses; and
●	approximately $0.1 million increase in compensation and stock-based compensation costs.

Sales and marketing expenses

In the three months ended September 30, 2024, sales and marketing costs were approximately $4.1 million as compared to $3.8 million for the corresponding period in the prior year. The net increase of $0.3 million was principally related to:

●	approximately $0.3 million increase in compensation and stock-based compensation costs.

General and administrative expenses

In the three months ended September 30, 2024, general and administrative costs were approximately $5.4 million as compared to $4.3 million for the corresponding period in the prior year. The net increase of $1.1 million was principally related to:

●	approximately $0.6 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $0.4 million increase in compensation related costs; and
●	approximately $0.1 million increase in third-party professional services related to investor relations and other third-party professional services.

Research and development expenses

In the three months ended September 30, 2024, research and development costs were approximately $1.7 million, compared to $1.6 million for the corresponding period in the prior year. The net increase of $0.1 million was principally related to:

●	approximately $0.1 million increase in development costs, particularly in clinical trial activities and outside professional and consulting fees.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.1 million in the three months ended September 30, 2024, as compared to $0.5 million for the corresponding period in the prior year. The decrease of $0.4 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2024, the change in the fair value of our convertible note was approximately $0.3 million of expense, related to the March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The March 2023 Senior Convertible Note was initially measured at its issue-date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value non-cash expense on the issue date.

Results of Operations - continued

The three months ended September 30, 2024 as compared to three months ended September 30, 2023 - continued

Loss on Debt Extinguishment

In the three months ended September 30, 2024, a debt extinguishment loss in the aggregate of approximately $0.4 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●	In the three months ended September 30, 2024, approximately $1.1 million of principal repayments along with approximately $0.2 million of interest expense thereon, were settled through the issuance of 2,116,717 shares of common stock of the Company, with such shares having a fair value of approximately $1.8 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.4 million in the three months ended September 30, 2024. The Company incurred less than $0.1 million of debt extinguishment losses in the three months ended September 30, 2023.

See Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

The nine months ended September 30, 2024 as compared to nine months ended September 30, 2023

Revenue

In the nine months ended September 30, 2024, revenue was $3.1 million as compared to $1.4 million for the corresponding period in the prior year. The $1.7 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Test.

Cost of revenue

In the nine months ended September 30, 2024, the cost of revenue was approximately $5.0 million as compared to $4.5 million for the corresponding period in the prior year. The $0.5 million increase was principally related to:

●	approximately $0.3 million decrease in manufacturing costs associated with the EsoCheck devices and EsoGuard Esophageal DNA Tests;
●	approximately $0.3 million increase in compensation related costs, including stock-based compensation;
●	approximately $0.3 million increase in third party professional fees and IT services; and
●	approximately $0.2 million increase in the CLIA laboratory supplies required to perform the EsoGuard Esophageal DNA tests and in royalty costs for the test.

Sales and marketing expenses

In the nine months ended September 30, 2024, sales and marketing costs were approximately $12.5 million as compared to $12.0 million for the corresponding period in the prior year. The net increase of $0.5 million was principally related to:

●	approximately $0.4 million increase in compensation related costs principally as a result of changes in headcount and bonus structure and travel expenses; and
●	approximately $0.1 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed.

General and administrative expenses

In the nine months ended September 30, 2024, general and administrative costs were approximately $14.3 million as compared to $15.0 million for the corresponding period in the prior year. The net decrease of $0.7 million was principally related to:

●	approximately $2.6 million decrease in stock-based compensation;
●	approximately $1.1 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $0.9 million increase in compensation costs; and
●	approximately $0.1 million decrease in third-party professional fees, expenses related to the termination of the management services agreement with our former laboratory provider, and expenses for finance and legal services.

Research and development expenses

In the nine months ended September 30, 2024, research and development costs were approximately $4.5 million, compared to $5.3 million for the corresponding period in the prior year. The net decrease of $0.8 million was principally related to:

●	approximately $0.8 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees.

Results of Operations - continued

The nine months ended September 30, 2024 as compared to nine months ended September 30, 2023 - continued

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.6 million in the nine months ended September 30, 2024, as compared to $1.5 million for the corresponding period in the prior year. The decrease of $0.9 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the nine months ended September 30, 2024, the change in the fair value of our convertible note was approximately $0.6 million of income, related to the March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The March 2023 Senior Convertible Note was initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value remeasurement as a non-cash expense on the issue date.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the nine months ended September 30, 2023, in connection with the issue of the March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fee and offering costs paid by us. The Company did not incur lender fees and offering costs in the nine months ended September 30, 2024.

Loss on Debt Extinguishment

In the nine months ended September 30, 2024, a debt extinguishment loss in the aggregate of approximately $1.1 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●	In the nine months ended September 30, 2024, approximately $2.4 million of principal repayments along with approximately $0.8 million of interest expense thereon, were settled through the issuance of 4,777,898 shares of common stock of the Company, with such shares having a fair value of approximately $4.3 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $1.1 million in the nine months ended September 30, 2024. The Company incurred less than $0.1 million of debt extinguishment losses in the nine months ended September 30, 2023.

See Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series B Convertible Preferred Stock, as compared to the carrying value of the extinguished Series A and Series A-1 Convertible Preferred Stock (carrying value of $24.3 million), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the unaudited condensed consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer	March 13, 2024

Fair Value - 31,790 shares of Series B Preferred Stock issued in exchange for Series A and Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

Liquidity and Capital Resources

Our current operational activities are principally focused on the commercialization of EsoGuard. We are pursuing commercialization across multiple sales channels, including: the communication to and education of medical practitioners and clinicians regarding EsoGuard; the establishment of Lucid Test Centers for the collection of cell samples using EsoCheck; use of our mobile testing unit; ongoing #CheckYourFoodTube testing days; and our direct contracting strategic initiative (including in the concierge medicine and employer markets sectors). Additionally, we are developing expanded clinical evidence to support insurance reimbursement adoption by government and private insurers. Further, as resources permit, the Company also intends to pursue development of other products and services.

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services, to ongoing research and development activities, and to conducting clinical trials. We experienced a net loss of approximately $34.0 million and used approximately $34.3 million of cash in operations during the nine month period ended September 30, 2024. Financing activities provided $30.2 million of cash during the nine month period ended September 30, 2024. We ended the quarter with cash on-hand of $14.5 million as of September 30, 2024. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

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

Private Placement - Securities Purchase Agreement

Effective as of March 13, 2023, we entered into a Securities Purchase Agreement (the “Note SPA”) with an accredited institutional investor, pursuant to which we agreed to sell, and the investor agreed to purchase the March 2023 Senior Convertible Note with a face value principal of $11.1 million. We issued the March 2023 Senior Convertible Note on March 21, 2023 pursuant to the Note SPA. The March 2023 Senior Convertible Note proceeds were $9.925 million after deducting a $1.186 million lender fee and offering costs.

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

Under the March 2023 Senior Convertible Note, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters. Under the March 2023 Senior Convertible Note, the Company is also subject to financial covenants requiring that (i) the amount of the Company’s available cash shall equal or exceed $5.0 million at all times, (ii) the ratio of (a) the outstanding principal amount of the notes issued under the Note SPA, accrued and unpaid interest thereon and accrued and unpaid late charges, as of the last day of any fiscal quarter commencing with September 30, 2023 to (b) the Company’s average market capitalization over the prior ten trading days, shall not exceed 30%, and (iii) the Company’s market capitalization shall at no time be less than $30 million (the “Financial Tests”). As of September 30, 2024, the Company was in compliance, and as of the date hereof, the Company is in compliance, with the Financial Tests.

During the nine month period ended September 30, 2024, approximately $2.4 million of principal repayments along with approximately $0.8 million of interest expense thereon, were settled through the issuance of 4,777,898 shares of common stock of the Company, with such shares having a fair value of approximately $4.3 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

March 2023 Senior Convertible Note Refinancing

On November 8, 2024, the Company gave notice to the holder of the March 2023 Senior Convertible Note that it was exercising its right pursuant to such note to redeem the same for the Optional Redemption Price specified in such note. Pursuant to the terms of the March 2023 Senior Convertible Note, the Company has not less than ten business days, and not more than twenty business days, from the date of the notice (which we sometimes refer to as the “Optional Redemption Notice Period”) to pay the Optional Redemption Price.

To finance the payment of the Optional Redemption Price, the Company has entered into a securities purchase agreement with the 2024 Note Investors. Under the agreement, subject to customary closing conditions, the Company has agreed to issue, and each 2024 Note Investor has agreed to purchase, the November 2024 Senior Convertible Notes, which are 12.0% senior secured convertible notes due 2029. As of the date hereof, the aggregate commitments of the 2024 Note Investors exceed the Lucid Optional Redemption Price.

The Company expects to complete the issuance of the November 2024 Senior Convertible Notes and the redemption of the March 2023 Senior Convertible Note on or prior to the end of the Optional Redemption Notice Period, although there can be no assurance that such issuance and redemption will be completed during such period, if at all

Liquidity and Capital Resources - continued

The Company expects to complete the issuance of the November 2024 Senior Convertible Notes and the redemption of the March 2023 Senior Convertible Note on or prior to the end of the Optional Redemption Notice Period, although there can be no assurance that such issuance and redemption will be completed during such period, if at all.

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively, a total of 680,263 shares of common stock of the Company have been issued through our committed equity facility for net proceeds of approximately $1.8 million, after a 4% discount, as of September 30, 2024.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of the Company have been issued through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of September 30, 2024.

Intercompany Agreements with PAVmed

From our inception in May 2018 through our initial public offering in October 2021, our operations were funded by PAVmed providing working capital cash advances and by PAVmed paying certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be conducted in part by personnel employed by PAVmed, for which we incur an MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the Company and PAVmed boards of directors. In March 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a eighth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $750 to $833, effective Janaury 1, 2024. In August 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a ninth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $833 to $1,050, effective July 1, 2024. Pursuant to the MSA, as amended, PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, from and after the date of the eighth amendment to the MSA, more than 9,644,135 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the eighth amendment).

As of September 30, 2024, we had a Due To: PAVmed Inc. payment obligation liability of approximately $0.1 million, which liability is primarily comprised of our obligations under a payroll and benefit expense reimbursement agreement (the “PBERA”) and the MSA, as well other operating expenses paid by PAVmed on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Related Party Transactions. In accordance with the MSA and the PBERA, on January 26, 2024, PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 25, 2024. There have been no material changes to our critical accounting policies and estimates in the nine months ended September 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Except as set forth above and as previously disclosed in our current reports on Form 8-K filed prior to the date of this Form 10-Q and in the Annual Report, we did not sell any unregistered securities or repurchase any of our securities during the three months ended September 30, 2024.

See Part I, Item 2 under the caption “Liquidity and Capital Resources” for a description of limitations on the payment of dividends.

Item 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

The information set forth in Part I, Item 2 in the first paragraph under the caption “Recent Developments — Business — Intercompany Agreements with PAVmed” is incorporated herein by reference.

The information set forth in Part I, Item 2 under the caption “Recent Developments — Financing — March 2023 Senior Convertible Note Refinancing” is incorporated herein by reference.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

November 12, 2024	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Preferred Stock.	8-K	3.1	5/7/2024
3.2	Certificate of Amendment to Certificate of Incorporation, dated July 23, 2024.	8-K	3.1	7/23/2024
10.1	Ninth Amendment to Management Services Agreement, dated as of August 6, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q	10.2	8/12/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

