Form 10-K
period 2024-12-31
Lucid Diagnostics Inc.
filed 2025-03-24
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $14.6 million, based on 17,823,181 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $0.82 on such date.

As of December 31, 2024 and March 20, 2025 there were 66,969,390 and 90,753,851, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2024.

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

ii

Part I

Item 1. Business

Unless the context otherwise requires, “we”, “us”, and “our”, the “Company”, “Lucid” and “Lucid Diagnostics” refer to Lucid Diagnostics Inc. and its subsidiaries LucidDx Labs Inc. (“LucidDx Labs”) and CapNostics, LLC (“CapNostics”).

Background and Overview

Lucid Diagnostics is a commercial-stage medical diagnostics technology company focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, acid reflux or simply reflux, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”).

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

Market Opportunity

In 2024, approximately 22,000 U.S. GERD patients were diagnosed with EAC and approximately 16,000 will die from it. Over 80% of EAC patients will die within five years of diagnosis, making it the second most lethal cancer in the U.S. The U.S. incidence of EAC has increased 500% over the past four decades, while the incidences of other common cancers have declined or remained flat. In nearly all cases, EAC silently progresses until it manifests itself with new symptoms of advanced disease. EAC is nearly always invasive at diagnosis, and, unlike other common cancers, mortality rates are high even in its earlier stages.

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

An ACG clinical guideline entitled “Diagnosis and Management of Barrett’s Esophagus: An Updated ACG Guideline,” the first such update since 2016, was published online in April 2022 in the American Journal of Gastroenterology. The clinical guideline reiterates the ACG’s long-standing recommendation for esophageal precancer screening in at-risk patients with GERD. For the first time, however, the clinical guideline also endorses non-endoscopic biomarker screening as an acceptable alternative to costly and invasive endoscopy stating that “a swallowable non-endoscopic capsule device combined with a biomarker is an acceptable alternative to endoscopy for BE.” The clinical guideline specifically mentions EsoCheck as such a swallowable, non-endoscopic esophageal cell collection device, as well as methylated DNA biomarkers such as EsoGuard. The summary of evidence for this recommendation includes a reference to the seminal NIH-funded, multicenter, case-control study published in 2018 in Science Translational Medicine, which demonstrated that EsoGuard is highly accurate at detecting esophageal precancer and cancer, including on samples collected with EsoCheck.

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

In March 2025, we announced that a recent update to the National Comprehensive Cancer Network® (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Commercialization

Our EsoGuard commercialization efforts span multiple channels including targeting primary care and GI physicians, who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation.

To assure sufficient testing capacity and geographic coverage, we have undertaken multiple ways for patients have access to our test. Initially, we built a limited network of our own physical Lucid Test Centers, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing at our CLIA-certified laboratory. Our current test center network currently includes locations in metropolitan areas in Arizona, California, Colorado, Florida, Georgia, Idaho, Michigan, Nevada, Texas and Utah.

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

In March 2023, we launched a direct contracting strategic initiative to engage directly with large Administrative Services Only (“ASO”) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies.

In January 2025, we expanded on our direct contracting initiative by launching a cash-pay program targeting concierge medicine, as an important component of our strategic efforts to expand our contractually-guaranteed revenue. We have already contracted with concierge medicine practices across the country under this initiative.

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

A final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective in May 2023 on the Center for Medicare and Medicaid Services (“CMS”) website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least three risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” In November 2024, we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

In parallel with our request for reconsideration of the LCD, we are aggressively pursuing EsoGuard commercial insurer coverage and payment. Although the claim adjudication cycle can be prolonged during the early commercialization of a new test, we have received and are continuing to receive out-of-network commercial insurance payments for the EsoGuard test, which accounts for the vast majority of our revenue to date.

Additionally, the legislatures in a number of states have passed laws mandating coverage of comprehensive biomarker testing over the past several years. We are reviewing how to leverage legislation in those states to expand access to and reimbursement of EsoGuard.

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

We continue to expand the EsoGuard and EsoCheck evidence portfolio with additional clinical utility and clinical validity data from a range of ongoing studies and those that will be completed in the upcoming year. These efforts include completion of the ESOGUARD-BE2 study, a large multi-center case control study recruiting patients from large academic institutions in the Netherlands and across the U.S., in the first half of the year and submission for peer review of a publication of the results in the second half of 2025. This data will further supplement what has previously been published from the four earlier clinical validation studies from Moinova et. al. (2018), Moinova et. al. (2024), Greer et. al., (2024), and Shaheen et. al. (2024). A large, nearly 12,000 patient real-world experience of EsoCheck and EsoGuard from 18 months of commercial data is expected to be submitted for peer review publication in the first half of the year. Finally, data accrual from the PREVENT and PREVENT-FF registries remains ongoing. Both registries capture information on the diagnostic and/or therapeutic journey of subjects following EsoGuard testing, and in addition to provider decision impact, will contribute differing levels of clinical outcomes data to the Lucid evidence portfolio.

Manufacturing

EsoCheck is currently manufactured for us by our partners Coastline International (“Coastline”), a high-volume device manufacturer, and Sage Product Development. Our current line at Coastline can produce up to 25,000 units per year. With Coastline’s improvement and expansion, there is capacity to scale exponentially. Our EsoGuard Specimen Kits are currently manufactured for us by our partner Path-Tec. Path-Tec also manages warehousing, logistics, fulfillment and customer support of our products.

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

In October 2023, FDA proposed a policy under which FDA intends to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. On May 6, 2024, the FDA issued a final rule aimed at helping to ensure the safety and effectiveness of LDTs. The rule amends the FDA’s regulations to make explicit that IVDs are devices under the Federal Food, Drug, and Cosmetic Act (FD&C Act) including when the manufacturer of the IVD is a laboratory. Along with this amendment, the FDA is finalizing a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories.

The phaseout policy contains the following five stages:

●	Stage 1: Beginning on May 6, 2025, which is one year after the publication date of the final LDT rule, FDA will expect compliance with medical device reporting (MDR) requirements, correction and removal reporting requirements, and quality system (QS) requirements regarding complaint files.
●	Stage 2: Beginning on May 6, 2026, which is 2 years after the publication date of the final LDT rule, FDA will expect compliance with requirements not covered during other stages of the phaseout policy, including registration and listing requirements, labeling requirements, and investigational use requirements.
●	Stage 3: Beginning on May 6, 2027, which is 3 years after the publication date of the final LDT rule, FDA will expect compliance with QS requirements (other than requirements regarding complaint files which are already addressed in stage 1).
●	Stage 4: Beginning on November 6, 2027, which is 3½ years after the publication date of the final LDT rule, FDA will expect compliance with premarket review requirements for high-risk IVDs offered as LDTs (IVDs that may be classified into class III or that are subject to licensure under section 351 of the Public Health Service Act), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.
●	Stage 5: Beginning on May 6, 2028, which is 4 years after the publication date of the final LDT rule, FDA will expect compliance with premarket review requirements for moderate-risk and low-risk IVDs offered as LDTs (that require premarket submissions), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.

The FDA also intends to exercise enforcement discretion and generally not enforce some or all applicable requirements for certain categories of IVDs manufactured by a laboratory. The categories of enforcement discretion that are applicable to EsoGuard are summarized in the table below.

Category of IVD	Stage 1	Stage 2	Stage 3	Stages 4 & 5 (Premarket Review)
Currently marketed IVDs offered as LDTs first marketed prior to rule publication date and not modified beyond scope described in preamble Section V.B.3 of preamble	Compliance generally expected beginning May 6, 2025	Compliance generally expected beginning May 6, 2026	Compliance with 21 CFR 820.180-820.186 generally expected beginning May 6, 2027; Compliance generally not expected with other QS requirements (except for complaint files)	Compliance generally not expected
LDTs approved by NYS CLEP Section V.B.2 of preamble	Compliance generally expected beginning May 6, 2025	Compliance generally expected beginning May 6, 2026	Compliance generally expected beginning May 6, 2027	Compliance generally not expected

As EsoGuard was marketed prior to rule publication and is also NYS CLEP approved, hence, enforcement discretion is applicable for compliance with Stages 4 and 5. We will be implementing compliance with MDR requirements, correction and removal reporting requirements, and quality system (QS) requirements regarding complaint files by March 31, 2025, well before the deadline of May 6, 2025. Gap analysis has been completed and we are expecting our compliance activities to be completed for Stages 2 and 3 before the FDA’s expected timeframes in 2026 and 2027, respectively. We are confident that the proposed final rule will not have a commercial impact as the Company already has a robust QS management platform for medical devices and EsoGuard will be able to easily transition to the platform to fulfill the QS requirements, as required by the FDA.

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

Competition

The U.S. market for esophageal cancer (i.e., EAC) and pre-cancer (i.e., BE, with or without dysplasia) testing is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer testing, we likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other testing technologies such as multi-cancer early detection products. Our EsoCheck device faces competition from other manufacturers with devices designed to collect cell samples from targeted regions of the esophagus. For example, EndoSign, commercialized by Cyted, and much like Cytosponge, is a small mesh sponge within a soluble gelatin capsule that needs to reside in the stomach for some time until it fully dissolves and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from sample contamination as the brush later passes regions of the upper esophagus and mouth. Our competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

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

Our Relationship with PAVmed

We are currently a subsidiary of PAVmed. On September 10, 2024, following preferred equity transactions completed by the Company earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of the Company, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. (Prior to the completion of such transactions on such date, we were a majority-owned subsidiary of PAVmed.) However, PAVmed remains our largest shareholder based on voting power, and therefore retains the ability to exercise significant influence over Lucid. Moreover, we continue to depend on PAVmed to provide us various management, technical, research and development, legal, accounting, and administrative services.

PAVmed owns approximately 46% as of December 31, 2024 and 34% as of March 20, 2025 of the combined voting power of our outstanding common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards), but excluding the voting power of any convertible securities. Presently, PAVmed controls less than 50% of the combined voting power of our common stock and our convertible securities. In addition, PAVmed’s percentage of the combined voting power may decrease when dividends are paid on our convertible securities and to the extent our convertible securities are converted into shares of our common stock. PAVmed’s ownership interests may also decrease if the holder of its convertible debt exercises its right to exchange some or all of such debt for shares of our common stock held by PAVmed. Even though PAVmed’s ownership has fallen below 50%, it remains our largest shareholder based on voting power, and accordingly PAVmed retains substantial influence on the election of all the members of our board of directors and any other matters submitted to a vote of our stockholders. PAVmed’s substantial voting interest may discourage a change of control that other holders of our common stock may favor.

We are party to a management services agreement with PAVmed (the “MSA”), as well as a payroll benefits and expense reimbursement agreement (the “PBERA”). Under the MSA, PAVmed provides management, technical and administrative services to us, including without limitation services related to research and development, regulatory clearance, manufacture, and commercialization of our products, as well as services related to corporate financial, accounting and legal matters. The terms of this agreement are intended to be consistent with the terms that we could have negotiated with unaffiliated third parties; however, they may actually be more or less favorable. Under the PBERA, PAVmed has agreed to pay certain payroll and benefit-related expenses in respect of our personnel on our behalf, and we reimburse PAVmed for the same. PAVmed may elect that our obligations under each of the MSA and the PBERA are settled by the issuance of our stock (instead of cash), subject to applicable restrictions under securities laws (and, in the case of the PBERA, subject also to approval by our board), although under the terms of PAVmed’s convertible debt, PAVmed is required to elect that these payments be made in cash. The MSA does not have a termination date, but may be terminated by our board of directors at any time. The PBERA likewise does not have a termination date, but may be terminated by PAVmed or Lucid at any time.

Recent Events

Medicare Coverage

In November 2024, we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. The EsoGuard clinical evidence package included six new peer-reviewed publications: three clinical validation studies (two in the intended use population, one case control), two clinical utility studies, and one analytical validation study. The current LCD provides clear coverage criteria consistent with the ACG guidelines for esophageal precancer testing. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

NCCN Clinical Practice Guidelines Update

In March 2025, we announced that a recent update to the National Comprehensive Cancer Network® (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Clinical Study Publications

On March 18, 2025, the Company announced that its ENVET-BE clinical utility study has been accepted for publication in Gastroenterology & Hepatology—the fifth peer-reviewed publication of clinical utility data for Lucid’s EsoGuard® Esophageal DNA Test, and the second to present findings from a real-world screening population. The manuscript, entitled “Enhancing the Diagnostic Yield of EGD for Diagnosis of Barrett’s Esophagus Through Methylated DNA Biomarker Triage,” demonstrates that confirmatory upper endoscopy (EGD) performed in EsoGuard-positive patients had a substantially higher diagnostic yield for detecting esophageal precancer (Barrett’s Esophagus or BE) than the expected yield of screening EGD alone in at-risk patients. The ENVET-BE study reviewed real-world data from a cohort of 199 EsoGuard-positive patients who completed confirmatory EGD. The overall positive diagnostic yield for BE was 2.4-fold higher than the expected yield of screening EGD alone, based on disease prevalence within an at-risk population. The yield was nearly three-fold higher in patients meeting ACG screening criteria.

On November 7, 2024, the Company announced that its manuscript for its multi-center ESOGUARD BE-1 study has been accepted for publication in The American Journal of Gastroenterology, the official journal of the ACG. This is the fourth publication presenting clinical validation data for the Company’s EsoGuard® Esophageal DNA Test, and the second to demonstrate its performance in an intended-use screening population. Consistent with previous studies, EsoGuard showed high sensitivity and negative predictive value in detecting esophageal precancer (Barrett’s Esophagus or BE). The prospective, multi-center study presented data from a cohort of patients who met ACG guideline criteria for esophageal precancer screening and underwent non-endoscopic EsoGuard testing followed by traditional upper endoscopy. EsoGuard sensitivity and negative predictive value for detecting BE were approximately 88% and 99%, respectively. Specificity and positive predictive value were approximately 81% and 30%, respectively. No serious adverse events were reported.

Highmark Reimbursement Approval

On March 13, 2025, the Company announced that Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state. The new policy will cover EsoGuard in patients who meet established criteria for esophageal precancer testing consistent with professional society guidelines.

CWRU NIH Grant Related to EsoGuard and EsoCheck

On February 27, 2025, the Company announced that principal investigators from CWRU and University Hospitals (“UH”), were awarded an $8 million National Institutes of Health (NIH) R01 grant to conduct a five-year clinical study designed to evaluate esophageal precancer detection using EsoCheck and EsoGuard among at-risk individuals without symptoms of chronic gastroesophageal reflux disease (GERD). The study, “A Clinical Trial of Cancer Prevention by Biomarker Based Detections of Barrett’s Esophagus and Its Progression,” aims to evaluate the effectiveness of EsoCheck and EsoGuard in detecting esophageal precancer (Barrett’s Esophagus or BE) to prevent esophageal cancer (EAC) within a non-GERD at-risk population. To accomplish this aim, 800 patients without GERD symptoms who meet the AGA’s risk criteria for screening will be recruited across five participating research centers: University Hospitals, University of Colorado, Johns Hopkins University, University of North Carolina, and Cleveland Clinic.

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

Intercompany Agreements with PAVmed

On August 6, 2024, PAVmed and the Company entered into a ninth amendment to the management services agreement between PAVmed and Lucid (“MSA”) to increase the monthly fee thereunder from $0.83 million per month to $1.05 million per month, effective as of July 1, 2024. In addition, under the terms of PAVmed’s convertible debt, PAVmed is required to elect that these payments be made in cash.

Appointment of Dennis Matheis to Board of Directors

On May 6, 2024, the board of directors of the Company appointed Dennis Matheis as a Class C director of the Company (and he was subsequently re-elected to the board, together with the incumbent Class C directors of the Company, at the Company’s annual shareholders meeting held on July 23, 2024).

Financing

Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,331 shares of its common stock at a price of $1.10 per share (the “Offering”).

The net proceeds of the Offering, after deducting the estimated placement agent’s fees and other expenses of the Offering, was approximately $14.5 million. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

Termination of ATM Prospectus Supplement

In November 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to the Sales Agreement, from time to time, the Company may offer and sell shares of its common stock to or through Cantor, acting as sales agent or principal. Sales of the Company’s common stock by Cantor, if any, under the Sales Agreement may be made by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Offering”). The Company filed a prospectus supplement dated December 6, 2022 (the “ATM Prospectus Supplement”), for the offer and sale of shares of its common stock having an aggregate offering price of up to $6,500,000 in the ATM Offering.

Effective as of March 4, 2025, the Company terminated the ATM Prospectus Supplement. The Company will not make any sales of common stock in the ATM Offering unless and until a new prospectus or prospectus supplement is filed.

Other than the termination of the Prospectus Supplement, the Sales Agreement remains in full force and effect.

Debt Refinancing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 12.0% Senior Secured Convertible Notes due 2029 (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes were completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 (the “2024 SPA”), between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes.

The Company used a portion of the proceeds from the sale of the 2024 Convertible Notes to redeem the March 2023 Senior Convertible Note, by paying the contractual redemption price of approximately $3.6 million.

NASDAQ Compliance

On February 24, 2025, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that the closing bid price of the Company’s common stock had been above the minimum of $1 per share for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) for ten consecutive trading days (through February 21, 2025) and accordingly, the Company had regained compliance with this listing requirement.

On June 21, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through June 20, 2024), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing. The notification letter stated that the Company would be afforded 180 calendar days (until December 18, 2024) to regain compliance, which grace period was extended by an additional 180 calendar days (until June 16, 2025).

Intellectual Property

Our business will depend on proprietary medical device and diagnostic technologies, including the EsoCheck and EsoGuard technology licensed by us. We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. Patent protection and other proprietary rights are thus essential to our business. We currently have applied for, license or own 20 domestic and foreign patents covering the EsoGuard and EsoCheck products and related technology. Each of the technologies noted below is protected by multiple families. The date the patents protecting certain of our owned and licensed technology will first begin to expire is as set forth in the table below (although currently pending patent applications, both foreign and domestic, provide protection beyond such date in each instance). For EsoGuard, additional patents have been issued that offer protection until at least 2037.

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

We also rely upon trade secrets, know-how, and continuing technological innovation, and may rely upon licensing opportunities, to develop and maintain our competitive position. We protect our proprietary rights through a variety of methods, including confidentiality agreements and/or proprietary information agreements with suppliers, employees, consultants, independent contractors and other entities who may have access to proprietary information. We will generally require employees to assign patents and other intellectual property to us as a condition of employment with us. All of our consulting agreements assign to us all new and improved intellectual property that arise during the term of the agreement.

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

Government Regulation

Key U.S. Regulation

FDA Regulation

For the purposes of FDA regulation a “medical device” is broadly defined in section 201(h) of the Food, Drug, and Cosmetic Act (“FDCA”) as “an instrument, apparatus, implement, machine, contrivance, implant, in-vitro reagent, or other similar or related article, which is intended for use in humans for the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, or intended to affect the structure or any function of the body, and which does not achieve its primary intended purposes through chemical action and which is not dependent upon being metabolized for the achievement of its primary intended purposes.” Medical devices subject to FDA regulation include “in-vitro diagnostic medical devices” or IVD devices, defined in the same FDCA section as “reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae, which are intended for use in the collection, preparation, and examination of specimens taken from the human body”.

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

Since only EsoCheck is FDA cleared, we are not permitted to jointly market it with EsoGuard. This currently is not a significant obstacle to our commercialization efforts, which are almost entirely devoted to marketing EsoGuard. EsoCheck is merely offered, free of charge, as a generic esophageal cell collection device, which is FDA 510(k) cleared to be used to collect samples for any diagnostic test. We believe, however, over the long-term, once our commercialization efforts have gained significant traction, it would be useful to jointly market EsoGuard, used with EsoCheck. We therefore may, when resources permit, pursue FDA PMA approval for EsoGuard, when used on samples collected with EsoCheck, which will allow us to jointly market them.

FDA “Breakthrough Device” is highly-coveted special designation under FDA’s Breakthrough Devices Program, established pursuant to the 21st Century Cures Act and the FDA Reauthorization Act of 2017, which seeks to offer patients and healthcare providers timely access to medical devices which “provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions” by speeding up their development, assessment and review through (i) enhanced communications, (ii) more efficient and flexible clinical study design, including more favorable pre/post market data collection balance and (iii) priority review of regulatory submissions. Once effective, MCIT would provide each Breakthrough Device with four years of national Medicare coverage starting on the date of FDA market authorization. In February 2020 we were granted Breakthrough Device designation for EsoGuard on esophageal samples collected using EsoCheck. Pursuant to this designation, we will be working with FDA to submit the premarket submission for EsoGuard.

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

In general, the higher the classification, the greater the time and cost to obtain approval to market. There are no “standardized” requirements for approval, even within each class. For example, FDA could grant 510(k) status, but require a human clinical trial, a typical requirement of a PMA. They could also initially assign a device Class III status but end up clearing a device as a 510(k) device or under a de novo classification pathway if certain requirements are met. The range of the number and expense of the various requirements is significant. The quickest and least expensive pathway would be 510(k) clearance with a review of existing bench and animal data. A de novo classification pathway would have a similar cost to seeking 510(k) clearance, but with a slightly longer review timeline. The longest and most expensive path would be a PMA with extensive randomized human clinical trials. We cannot predict fully how FDA will classify our products, nor predict what requirements will be placed upon us to obtain market clearance or approval, or even if they will clear or approve our products at all. It is our understanding that the data we are collecting for EsoGuard will be sufficient to support the analytical and clinical validity requirements for a premarket submission to the FDA.

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

Manufacturing cGMP Requirements

Manufacturers of medical devices are required to comply with FDA manufacturing requirements contained in FDA’s current Good Manufacturing Practices (“cGMP”) set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act. cGMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the device must be reported to FDA and could result in the imposition of marketing restrictions through labeling changes or in device withdrawal. Device clearances or approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval. We expect to use contract manufacturers to manufacture our products for the foreseeable future we will therefore be dependent on their compliance with these requirements to market our products. We work closely with our contract manufacturers to assure that our products are in strict compliance with these regulations.

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

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our Diagnostics business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2024 and 2023.

Employees

As of March 20, 2025 we have 72 employees (all of whom are full-time employees), inclusive of our executive officers – our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Operating Officer, (“President” or “COO”), our Chief Financial Officer (“CFO”), and our General Counsel and Secretary (“General Counsel”). In addition, we are obligated to reimburse PAVmed for certain payroll benefit and expenses related to our employees pursuant to the PBERA, which may be settled in shares of our common stock, at PAVmed’s election. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risks Factor Summary

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. These risks are described more fully below and include, but are not limited to, risks relating to the following:

Risks Associated with Our Financial Condition

●	We have incurred operating losses since our inception and may not be able to achieve profitability.

●	We have concluded there is substantial doubt of our ability to continue as a going concern and our independent registered public accounting firm’s report on our financial statements contains an explanatory paragraph describing our ability to continue as a going concern.

●	To raise capital, we have issued a significant amount of convertible securities under which we expect to issue a correspondingly significant amount of shares of our common stock upon conversion thereof. In addition, we may issue shares of our capital stock or debt securities in the future in order to raise capital to fund our operations. All of the foregoing would dilute the equity interest of our stockholders and might cause a change in control of our ownership.
●	We expect to need additional capital funding, which may be compounded by our obligations to our parent company, PAVmed, which requires its own additional capital funding.
●	Our quarterly operating results could be subject to significant fluctuation, which could increase the volatility of our stock price and cause losses to our stockholders.
●	Servicing our indebtedness may require a significant amount of cash, and the restrictive covenants contained in our indebtedness could adversely affect our business plan, liquidity, financial condition, and results of operations.

Risks Associated with Our Business

●	Since we have a limited operating history, and have not generated any significant revenues to date, you will have little basis upon which to evaluate our ability to achieve our business objective.
●	The markets in which we operate are attractive and other companies or institutions may develop and market novel or improved technologies, which may make the EsoGuard or EsoCheck technologies less competitive or obsolete.
●	We expect to derive substantially all of our revenues from the EsoGuard and EsoCheck products.
●	We are highly dependent on our license agreement with CWRU, the termination of which would prevent us from commercializing our products, and which imposes significant obligations on us.
●	Our products may never achieve market acceptance.
●	The sizes of the markets for our current and future products have not been established with precision, and may be smaller than we estimate.
●	Recommendations in published clinical practice guidelines issued by various organizations, including professional societies and federal agencies may significantly affect payors’ willingness to cover, and physicians’ willingness to prescribe, our products and services.
●	We or our third-party manufacturers may not have the manufacturing and processing capacity to meet the production requirements of consumer demand or clinical testing in a timely manner.
●	If demand for our EsoGuard test grows, we may lack adequate facility space and capabilities to meet increased processing requirements. Moreover, if these or any future facilities or their equipment were damaged or destroyed, or if we experience a significant disruption in our commercial clinical laboratory operations for any reason, our ability to continue to operate our business could be materially harmed.
●	Our results of operations can be adversely affected by labor shortages, turnover, and labor cost increases.
●	We expect to rely on courier delivery services to transport EsoCheck devices and EsoGuard specimen kits to physicians and other medical professionals and samples back to laboratory facilities for analysis. If these delivery services are disrupted or become prohibitively expensive, customer satisfaction and our business could be negatively impacted.
●	If we attempt to bring any other products or services to market in addition to the EsoGuard test and EsoCheck device, we likely will be required to make significant investments in research and development, which ultimately may prove unsuccessful. Our future performance may be affected by the success of products we have not yet developed, licensed, acquired.
●	Our ability to be successful will be totally dependent upon the efforts of our key personnel.
●	Our officers and directors have fiduciary obligations to other companies and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our business may suffer if we are unable to manage our growth.
●	Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the U.S. and the other countries in which we conduct business.
●	We may engage in acquisitions that are not successful and which could disrupt our business, cause dilution to our stockholders and reduce our financial resources.
●	Adverse results in material litigation matters could have a material adverse effect upon our business.

Risks Associated with Healthcare Regulation, Billing and Reimbursement, and Product Safety and Effectiveness.

●	If private or governmental third-party payors do not maintain reimbursement for our products at adequate reimbursement rates, we may be unable to successfully commercialize our products which would limit or slow our revenue generation and likely have a material adverse effect on our business.
●	FDA has proposed a policy under which it would phase out its general enforcement discretion approach for LDTs so that IVDs manufactured at a laboratory would generally fall under the same enforcement approach as other IVDs. While we are confident that the proposed policy will not have a material impact on our business, there can be no assurance that will be the case.
●	If we fail to maintain CLIA-certification or otherwise meet the applicable requirements of federal or state law regulating commercial clinical laboratories, such failure could limit or prevent our ability to perform our EsoGuard test, or any other tests which we may develop, license or acquire, affect any payor consideration of such tests, prevent their clearance or approval entirely, and/or interrupt the commercial sale and/or marketing of any such tests, cause us to incur significant expense to remedy this failure and otherwise negatively impact our business.
●	EsoGuard may not be jointly marketed as a combined product with EsoCheck without first securing FDA approval of the combined product as an IVD device. If FDA deems that we are jointly marketing such an IVD product with EsoCheck without FDA approval of the combined product as an IVD device, we would be subject to FDA enforcement action which could limit or halt commercialization of our products, and result in FDA sanctions which could severely impact our business.
●	Securing FDA approval of EsoGuard as an IVD device, separately or as a combined product with EsoCheck, is a complex process requiring substantial time, commitment of resources and expense without any assurance that FDA will grant such approval.
●	Failure to obtain regulatory approvals in foreign jurisdictions will prevent us from marketing our products internationally.
●	Modifications to our cleared or approved products may require new clearances or premarket approvals, or may require us to cease marketing or recall the modified products until clearances are obtained.
●	Clinical trials necessary to support regulatory submission will be expensive and will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in our clinical trials will prevent us from expanding our commercial efforts and will adversely affect our business, operating results and prospects.
●	The results of our clinical trials may not support our product candidate claims or may result in the discovery of adverse side effects.
●	If our clinical studies do not satisfy providers, payors, patients and others as to the reliability and performance of our EsoGuard test and the EsoCheck device, or any other product or service we may develop and seek to commercialize, we may experience reluctance or refusal on the part of physicians to order, and third-party payors to pay for, such test.
●	EsoCheck and any other products we develop that receive regulatory clearance or approval will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and subject us to penalties if we fail to comply with applicable regulatory requirements.
●	If we are found to be promoting the use of our devices for unapproved or “off-label” uses or engaging in other noncompliant activities, we may be subject to recalls, seizures, fines, penalties, injunctions, adverse publicity, prosecution, or other adverse actions, resulting in damage to our reputation and business.
●	Clinical laboratories and medical diagnostic companies are subject to extensive and frequently changing federal, state, and local laws. We could be subject to significant fines and penalties if we fail (or if our prior unrelated third-party laboratory partner previously failed) to comply with these laws and regulations.
●	We operate Lucid Test Centers where prescribing physicians can send patients for EsoGuard testing, including undergoing specimen collection using EsoCheck. These Lucid Test Centers are subject to federal and state regulations which may be burdensome, costly or difficult to comply with. Failure to comply with these regulations could result in sanctions, fines or other enforcement actions which may be costly, time-consuming and limit our ability to utilize them and adversely impact our business.
●	We intend to engage with one or more third-party telemedicine companies to provide physicians to evaluate patients and, if clinically indicated, refer the patient (including to our Lucid Test Centers or to a #CheckYourFoodTube Precancer Testing Event), to undergo EsoCheck specimen collection for EsoGuard testing. Telemedicine is subject to numerous federal and state regulations and faces particularly intense scrutiny by these regulators. If we fail to comply with federal healthcare regulations, we could face substantial penalties, sanctions, fines or prosecution and our business, operations and financial condition could be adversely affected.
●	Many aspects of our business, beyond the specific elements described above, are subject to complex, intertwined, costly and/or burdensome federal health care laws and regulations which may open to interpretation and be subject to varying levels of discretionary enforcement. If we fail to comply with these laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.
●	The regulations that govern pricing and reimbursement for new products vary widely from country to country, and may adversely affect the pricing, coverage and reimbursement rates of our products in other countries.

●	Due to billing complexities in the diagnostic and laboratory service industry, we may not be able to collect payment for the EsoGuard tests we perform.
●	Healthcare reform measures, including those targeting Medicare or Medicaid, could hinder or prevent our products’ commercial success.
●	Our medical products may in the future be subject to product recalls that could harm our reputation, business, and financial results.
●	If our medical products cause or contribute to a death or a serious injury, or malfunction in certain ways, we will be subject to medical device reporting regulations, which can result in voluntary corrective actions or agency enforcement actions.
●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our products.
●	Compliance with the HIPAA security, privacy and breach notification regulations may increase our costs.

Risks Associated with Our Intellectual Property and Technology Infrastructure

●	We may not be able to protect or enforce the intellectual property rights for the technology used in, or expected to be used in, our products, which could impair our competitive position.
●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.
●	Competitors may violate the intellectual property rights for the technology used in, or expected to be used in, our products, and we may bring litigation to protect and enforce our intellectual property rights, which may result in substantial expense and may divert our attention from implementing our business strategy.
●	Failure in our information technology systems could significantly disrupt our operations and our research and development efforts, which could adversely impact our revenues, as well as our research, development and commercialization efforts.
●	Our internal computer systems, or those used by our third-party research institution collaborators, vendors or other contractors or consultants, may suffer security breaches.

Risks Associated with Our Relationship with PAVmed

●	PAVmed holds more voting stock than any of our other shareholders and thus it (or any successor to its stake in the Company), may have significant influence over certain actions requiring a stockholder vote.
●	As a result of the exercise by the holder of PAVmed’s convertible debt and preferred stock of its rights under the agreements governing those instruments, such holder could acquire voting control of the Company.
●	Certain conflicts of interest may arise between us and our affiliated companies, including PAVmed, and in some cases we have waived certain rights with respect thereto.
●	Our ability to operate our business effectively may suffer if the MSA with PAVmed is insufficient to meet our needs or if, upon the termination of the MSA, we do not cost-effectively establish our own fully functional financial, administrative, operational and other support systems in order to operate as a stand-alone company.
●	Any disputes that arise between us and PAVmed with respect to our past and ongoing relationships could harm our business operations.

Risks Associated with Ownership of Our Common Stock

●	If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, our stock price and trading volume could decline.
●	Nasdaq may in the future delist our common stock, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our stock price may be volatile, and holders of our common stock could incur substantial losses.
●	We do not intend to pay any dividends on our common stock at this time.
●	We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.
●	If we fail to establish and maintain proper and effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decline significantly.
●	We are subject to evolving corporate governance and public disclosure expectations and regulations that impact compliance costs and risks of noncompliance.
●	We are an “emerging growth company,” and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our current management.
●	Our charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Risks Associated with Our Financial Condition

We have incurred operating losses since our inception and may not be able to achieve profitability.

We have incurred net losses since our inception. For the years ended December 31, 2024 and 2023, we had a net loss of $45.5 million and $52.7 million, respectively. Our ability to generate sufficient revenue from any of our products in development, and to transition to profitability and generate consistent positive cash flows is dependent upon factors that may be outside of our control. We expect that our operating expenses will continue to increase as we continue to develop, pursue regulatory clearance or approval for and commercialize our products, build our manufacturing, sales and other commercial infrastructure, and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future.

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

In our December 31, 2024 consolidated financial statements, we have concluded and stated our recurring losses from operations, recurring cash flows used in operations and the requirement we raise additional capital in order to fund our ongoing operations beyond March 2026 raise substantial doubt regarding our ability to continue as a going concern. Additionally, our independent registered public accounting firm’s report on our consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our plans to address this going concern risk include pursuing further financings in addition to the recently completed offering of our Registered Direct Offering (in which we realized net proceeds of approximately $14.5 million) and pursuing additional offerings of debt and/or equity securities. The consolidated financial statements do not include any adjustments that might result from our inability to consummate such offerings or our ability to continue as a going concern. Moreover, there is no assurance if we consummate additional offerings, we will raise sufficient proceeds in such offerings to pay our financial obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our certificate of incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. There are 209,246,149 authorized but unissued shares of our common stock available for issuance as of March 20, 2025 (inclusive of granted but unvested restricted stock awards granted as of each such date under the Lucid Diagnostics 2018 Long-Term Incentive Equity Plan).

In 2024, we issued shares of Series B Preferred Stock and Series B-1 Preferred Stock that, in accordance with the terms thereof, as of March 20, 2025 could be converted into, in the aggregate, up to 62,332,498 shares of our common stock (which amount includes all future dividends that may be potentially payable in shares of our common stock).

As of March 20, 2025, 21,975,000 shares of our common stock were issuable under the 2024 Convertible Notes, assuming the noteholders elected to convert the notes in full on such date at the fixed conversion price of $1.00 per share (based on $21.975 million in aggregate principal amount outstanding as of such date and no accrued and unpaid interest thereon). The number of shares of our common stock to be issued under the 2024 Convertible Notes may be substantially greater than this amount because (i) in the event of certain issuances of additional securities by the Company at a price per share less than the then applicable conversion price, such conversion price may be adjusted to such lower price per share, and (ii) the holders may elect that we make interest payments in shares of our common stock, and in such event the number of shares to be issued will be determined based on the then current market price.

In August 2024, we entered into an ninth amendment to the management services agreement with PAVmed (the “MSA”), pursuant to which PAVmed may elect to receive payment of the monthly fee under the management services agreement in cash or in shares of our common stock valued at a price based on the current market price, subject to a floor price and a maximum number of shares. Under the amendment, the monthly fee due from the Company to PAVmed was increased from $0.83 million to $1.05 million. In accordance with the MSA and the PBERA, on January 26, 2024, PAVmed elected to receive payment of $4.675 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock. To the extent PAVmed elects for us to satisfy our obligations under the MSA and PBERA in shares of our common stock in the future, the interest of other shareholders of the Company would be diluted. Currently, under the terms of its outstanding convertible debt, PAVmed is required to elect to receive such payments in cash.

Furthermore, we have issued and expect to continue to issue equity awards, including stock options, under our 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”) and our Employee Stock Purchase Plan (the “Lucid Diagnostics Inc. ESPP”). In addition, in March 2022, we entered into a committed equity facility with an affiliate of Cantor. Under the terms of the facility, Cantor has committed to purchase up to $50 million in shares of our common shares stock from time to time at the our request (although this facility terminates on August 1, 2025, which is the first of the month following the 36-month anniversary of the effective date of the registration statement for the same). In November 2022, we also entered into an “at-the-market offering” for up to $6.5 million of our common stock that may be offered and sold under a Controlled Equity Offering Agreement between us and Cantor (although effective as of March 4, 2025, the Company terminated the prospectus supplement for this offering and as a result, the Company will not make any sales of common stock in this offering unless and until a new prospectus or prospectus supplement is filed). Also in November 2022, we entered into the PBERA with PAVmed, pursuant to which PAVmed will continue to pay certain payroll and benefit-related expenses on our behalf and we will reimburse PAVmed, in cash or, subject to approval by each of our boards of directors, in shares of our common stock valued at a price based on the current market price, subject to a floor price and a maximum number of shares.

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

Our future capital requirements depend on many factors, including our research, development, and sales and marketing activities. We intend to continue to make investments to support our business growth. Because we have not generated significant revenue or cash flow to date, and despite our recently having raised net proceeds of approximately $14.5 million in connection with our consummation in February 2025 of a registered direct offering, and $18.3 million in connection with the issuance in November 2024 of the 2024 Convertible Notes, we may require additional funds to:

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

Under our existing management services agreement and payroll and benefit expense reimbursement agreement with PAVmed, PAVmed may determine the form and timing of our satisfaction of our obligations under such agreements. To the extent PAVmed elects for this obligation to be paid in cash (which it is currently required to do under the terms of its convertible debt), that would increase our need to raise additional capital. In this regard, because of the challenges PAVmed has faced in terms of raising capital itself, PAVmed has become highly dependent on us to fund its operations, primarily through electing for the payment in cash by us of our obligations under our management services agreement with PAVmed.

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

We may be required to repay or redeem at maturity in 2029 (or sooner, upon the occurrence of certain change of control transactions or an event of default), or to pay interest on, the 2024 Convertible Notes or any future permitted indebtedness incurred by us or our subsidiaries, in cash.

Our ability to make payments of the principal of, to pay interest on, or to redeem our indebtedness in cash, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We have not generated material revenue from operations to date, and our business may not generate cash flow from operations in the future sufficient to service our indebtedness and make necessary capital expenditures. In addition, the 2024 Convertible Notes contain, and any future indebtedness may contain, restrictive covenants, including financial covenants. These payment obligations and covenants could have important consequences on our business. In particular, they could:

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

Cyted, a UK-based medical technology firm with a diagnostic platform to detect BE has announced that it is seeking capital to fund expansion into the U.S. market. The Mayo Clinic and Exact Sciences Inc. (Nasdaq: EXAS) have published preliminary data on biomarkers designed to detect esophageal precancer and have publicly expressed a commitment to advancing them to commercialization. Investigators at Johns Hopkins University associated with a privately held firm called Previse have published limited data on methylation biomarkers for BE. Of note, both groups used the EsophaCap “sponge-on-a-string” cell collection device.

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

Several well-capitalized companies are developing “liquid biopsy” tests for early cancer detection based on circulating tumor DNA. Although none of these tests yet purport to detect early precancer in the bloodstream, technological advances could result in sufficient sensitivity to do so generally and for conditions along the BE-EAC spectrum. Such advances could put EsoGuard and EsoCheck at a significant competitive disadvantage in the esophageal precancer testing market as it would be logistically simpler to send the patient for a routine blood draw instead of a specialized office procedure like EsoCheck, and patients may prefer such a blood draw over even a noninvasive procedure such as EsoCheck.

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

We currently have adequate capacity to process EsoGuard tests, based on current test volumes. If demand for the EsoGuard test outstrips this capacity, and we fail to add additional equipment and staff, or complete, or timely complete, an expansion of our available laboratory facilities, it may significantly delay our EsoGuard processing times and limit the volume of EsoGuard tests we can process, which may adversely affect our business, financial condition and results of operation. In addition, our financial condition may be adversely affected if they are unable to complete these expansion projects on budget and otherwise on terms and conditions acceptable to us. Finally, our financial condition will be adversely affected if demand for our products and services does not materialize in line with our current expectations and if, as a result, we end up building excess capacity that does not yield a reasonable return on our investment.

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

Labor is a significant component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, including high employment levels, federal unemployment subsidies, increased wages offered by other employers, vaccine mandates and other government regulations and our responses thereto. As more employers offer remote work, we may have more difficulty recruiting for jobs that require on-site attendance, such as certain clinical laboratory and sales roles. Although we have not experienced any material labor shortage to date, a sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime or financial incentives to meet demand and increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently operate our clinical laboratories and overall business. If we are unable to hire and retain employees capable of performing at a high level, or if mitigating measures we may take to respond to a decrease in labor availability have unintended negative effects, our business could be adversely affected.

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

In most cases, we expect to ship EsoCheck devices and EsoGuard specimen kits to physicians and have the physician’s office ship samples by air express courier delivery service to our CLIA-certified laboratory for EsoGuard testing. Disruptions in delivery service, whether due to bad weather, natural disaster, labor disruptions, terrorist acts or threats, or for other reasons, can adversely affect customer satisfaction, specimen quality and our ability to provide our services on a timely basis. If the courier delivery services that transport EsoCheck devices or EsoGuard specimen kits institute significant price increases, our profitability would be negatively affected and we may need to identify alternative delivery methods, if possible, modify our service model, or attempt to raise our pricing, which may not be possible with regard to Medicare claims or commercially practicable with regard to commercial claims.

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

Our ability to successfully carry out our business plan is dependent upon the efforts of our key personnel. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. The unexpected loss of the services of our key personnel could have a detrimental effect on us. We may also be unable to attract and retain additional key personnel in the future. We are limited in shares available for issuance under our long-term incentive plan,even taking into account the shareholder-approved annual increases, which could limit our ability to attract and retain key personnel. An inability to attract and retain key personnel may impact our ability to continue and grow our operations.

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

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the U.S. and the other countries in which we conduct business.

Our business, financial condition and results of operations could be adversely affected by the political and economic conditions of the U.S. and the other countries in which we conduct business (although our near-term focus is on our U.S. operations). These factors include:

●	varying practices of the regulatory, tax, judicial and administrative bodies in the U.S. and other jurisdictions where we operate;
●	potentially burdensome taxation and changes in domestic and foreign tariffs;
●	challenges associated with cultural differences, languages and distance;

●	differences in clinical practices, needs, products, modalities and preferences;
●	longer payment cycles in some countries;
●	credit risks of many kinds;
●	legal and regulatory differences and restrictions;
●	currency exchange fluctuations;
●	foreign exchange controls that might prevent us from repatriating cash earned in certain countries;
●	political and economic instability and export restrictions;
●	variability in sterilization requirements for multi-usage surgical devices;
●	potential adverse tax consequences;
●	higher cost associated with doing business internationally;
●	challenges in implementing educational programs required by our approach to doing business;
●	negative economic developments in economies around the world and the instability of governments, including the threat of war, terrorist attacks, epidemic or civil unrest;
●	adverse changes in laws and governmental policies, especially those affecting trade and investment;
●	health epidemics and /or pandemics, such as the epidemics resulting from the Ebola virus, or the enterovirus, or the avian influenza virus, or the pandemic resulting from a novel strain of a coronavirus designated “Severe Acute Respiratory Syndrome Coronavirus 2” - or “SARS-CoV-2”, which may adversely affect our workforce as well as our local suppliers and customers;
●	import or export licensing requirements imposed by governments;
●	differing labor standards;
●	differing levels of protection of intellectual property; and
●	the threat that our operations or property could be subject to nationalization and expropriation.

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

Despite our initiative to establish a robust cash-pay program, successful commercialization of our EsoGuard test and EsoCheck device, and of any other product or service we develop, license or acquire depends, in large part, on the availability of adequate reimbursement from private or governmental third-party payors.

EsoGuard’s PLA code 0114U has been granted “gapfill” determination through the CMS CLFS process, allowing us to engage directly with Medicare Administrative Contractor (“MAC”) Palmetto GBA, whose Molecular Diagnostics Program (“MolDx”) performs technical assessment of molecular diagnostic tests on behalf of itself and other MACs. Although CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021, we have not received a final Medicare local coverage determination from MolDx. Most recently, in May 2023, a final Local Coverage Determination (“LCD”) L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective on the CMS website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.” In November 2024, we announced that we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. However, there can be no assurance that MolDx will determine that we meet the criteria for coverage as specified in the LCD. If we are not granted coverage, or if a determination is substantially delayed, that could have a material adverse effect on our ability to commercialize EsoGuard.

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

On May 6, 2024, the FDA issued a final rule aimed at helping to ensure the safety and effectiveness of LDTs. The rule amends the FDA’s regulations to make explicit that IVDs are devices under the Federal Food, Drug, and Cosmetic Act (FD&C Act) including when the manufacturer of the IVD is a laboratory. Along with this amendment, the FDA is finalizing a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories.

The phaseout policy contains the following five stages:

●	Stage 1: Beginning on May 6, 2025, which is one year after the publication date of the final LDT rule, FDA will expect compliance with medical device reporting (MDR) requirements, correction and removal reporting requirements, and quality system (QS) requirements regarding complaint files.
●	Stage 2: Beginning on May 6, 2026, which is 2 years after the publication date of the final LDT rule, FDA will expect compliance with requirements not covered during other stages of the phaseout policy, including registration and listing requirements, labeling requirements, and investigational use requirements.
●	Stage 3: Beginning on May 6, 2027, which is 3 years after the publication date of the final LDT rule, FDA will expect compliance with QS requirements (other than requirements regarding complaint files which are already addressed in stage 1).
●	Stage 4: Beginning on November 6, 2027, which is 3½ years after the publication date of the final LDT rule, FDA will expect compliance with premarket review requirements for high-risk IVDs offered as LDTs (IVDs that may be classified into class III or that are subject to licensure under section 351 of the Public Health Service Act), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.
●	Stage 5: Beginning on May 6, 2028, which is 4 years after the publication date of the final LDT rule, FDA will expect compliance with premarket review requirements for moderate-risk and low-risk IVDs offered as LDTs (that require premarket submissions), unless a premarket submission has been received by the beginning of this stage in which case FDA intends to continue to exercise enforcement discretion for the pendency of its review.

The FDA also intends to exercise enforcement discretion and generally not enforce some or all applicable requirements for certain categories of IVDs manufactured by a laboratory. The categories of enforcement discretion that are applicable to EsoGuard are summarized in the table below.

Category of IVD	Stage 1	Stage 2	Stage 3	Stages 4 & 5 (Premarket Review)
Currently marketed IVDs offered as LDTs first marketed prior to rule publication date and not modified beyond scope described in preamble Section V.B.3 of preamble	Compliance generally expected beginning May 6, 2025	Compliance generally expected beginning May 6, 2026	Compliance with 21 CFR 820.180-820.186 generally expected beginning May 6, 2027; Compliance generally not expected with other QS requirements (except for complaint files)	Compliance generally not expected
LDTs approved by NYS CLEP Section V.B.2 of preamble	Compliance generally expected beginning May 6, 2025	Compliance generally expected beginning May 6, 2026	Compliance generally expected beginning May 6, 2027	Compliance generally not expected

As EsoGuard was marketed prior to rule publication and is also NYS CLEP approved, hence, enforcement discretion is applicable for compliance with Stages 4 and 5. We will be implementing compliance with MDR requirements, correction and removal reporting requirements, and quality system (QS) requirements regarding complaint files by March 31, 2025, well before the deadline of May 6, 2025. Gap analysis has been completed and we are expecting our compliance activities to be completed for Stages 2 and 3 before the FDA’s expected timeframes in 2026 and 2027, respectively. We are confident that the proposed final rule will not have a commercial impact as the Company already has a robust QS management platform for medical devices and EsoGuard will be able to easily transition to the platform to fulfill the QS requirements, as required by the FDA. However, there can be no assurance that we will be able to successfully transition the platform to fulfill the QS requirements, as required by FDA, and our failure to do so could have a material impact on our ability to commercialize EsoGuard and on our business as a whole.

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

Initiating and completing clinical trials necessary to support regulatory submission will be time-consuming and expensive and their outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product we advance into clinical trials may not have favorable results in early or later clinical trials. For example, the results of the studies to date on EsoGuard may not be replicated by any clinical trials undertaken to obtain PMA approval of the use of EsoGuard and EsoCheck together as an IVD device.

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

Even if our clinical trials are completed as planned, it cannot be certain that study results will support product candidate claims or that FDA or foreign regulatory authorities will agree with our conclusions regarding them. Success in pre-clinical evaluation and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses or otherwise influence medical decisions in the manner we need to show to evidence the clinical utility of our product candidates, which could cause us to abandon a product candidate and may delay development of others. Any delay or termination of our clinical trials will delay the filing of our product submissions and, ultimately, our ability to commercialize our product candidates and generate revenues (in particular where evidence of clinical utility is a critical factor to payor’s decisions around reimbursement). It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the product candidate’s profile.

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

We intend to engage with one or more third-party telemedicine companies to provide physicians to evaluate patients and, if clinically indicated, refer the patient (including to our Lucid Test Centers or to a #CheckYourFoodTube Precancer Testing Event), to undergo EsoCheck specimen collection for EsoGuard testing. Telemedicine is subject to numerous federal and state regulations and faces particularly intense scrutiny by these regulators. If we fail to comply with federal healthcare regulations, we could face substantial penalties, sanctions, fines or prosecution and our business, operations and financial condition could be adversely affected.

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

Billing for diagnostic and laboratory services is a complex process. Laboratories bill many different payors including patients, private insurance companies, Medicare, Medicaid, concierge medicine practices and employer groups, all of which have different billing requirements. We are continuing to work with third-party payors to cover and reimburse EsoGuard tests. If we are unsuccessful, we may not receive payment for EsoGuard tests we perform for patients on a timely basis, if at all, and we may not be able to provide services for patients with certain healthcare plans. We may face lawsuits by government or commercial payors if they believe they have overpaid us for our EsoGuard test services. We may face write-offs of doubtful accounts, disputes with payors and patients, and long collection cycles. We may face patient dissatisfaction, complaints or lawsuits, including to the extent EsoGuard tests are not fully covered by insurers and patients become responsible for all or part of the price of the test. As a result, patient compliance in fulfilling prescriptions for EsoGuard could be adversely affected. To the extent patients express dissatisfaction with our billing practices to their physicians, those physicians may be less likely to prescribe EsoGuard for other patients, and our business would be adversely affected.

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

Healthcare reform measures, including those targeting Medicare or Medicaid, could hinder or prevent our products’ commercial success.

There may well be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of health care, including such efforts to reduce Medicare and Medicaid spending. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of health care may adversely affect:

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

FDA has the authority to require the recall of commercialized medical device products in the event of material deficiencies or defects in design or manufacture. In the case of FDA, the authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death. Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations. FDA requires that certain classifications of recalls be reported to FDA within ten working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to FDA. We may initiate voluntary recalls involving our products in the future that we determine do not require notification of FDA. If FDA disagrees with our determinations, they could require us to report those actions as recalls. A future recall announcement could harm our reputation with customers and negatively affect its sales. In addition, FDA could take enforcement action for failing to report the recalls when they were conducted. No recalls of EsoCheck have been reported to FDA.

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

Risks Associated with Our Relationship with PAVmed

PAVmed holds more voting stock than any of our other shareholders and thus it (or any successor to its stake in the Company), may have significant influence over certain actions requiring a stockholder vote.

PAVmed owns approximately 46% as of December 31, 2024 and 35% as of March 20, 2025 of our issued common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards), but excluding the voting power of any convertible securities. Presently, PAVmed controls less than 50% of the combined voting power of our common stock and our convertible securities and for as long as PAVmed is our largest shareholder, PAVmed will have significant influence in the election of all the members of our board of directors. In addition, as long as PAVmed continues to control more of our voting securities than any of our other shareholders, PAVmed will also have significant influence over any other action that requires shareholder approval. If PAVmed does not provide any requisite consent allowing us to take any such action when requested, we may not be able to engage in the related activities if we do not get the required consent from our other shareholders and, as a result, our business and our operating results may be harmed.

PAVmed’s interests and objectives as a stockholder may not align with, or may even directly conflict with, your interests and objectives as a stockholder. For example, PAVmed may be more or less interested in us entering into a transaction or conducting an activity due to the impact such transaction or activity may have on PAVmed as a company, independent of us. In such instances, PAVmed may exercise its influence over us in a way that is beneficial to PAVmed, and you may not be able to affect the outcome so long as PAVmed continues to hold more shareholder votes than any other shareholder.

In the event PAVmed is acquired or otherwise undergoes a change of control, any acquiror or successor will be entitled to exercise the voting control and contractual rights of PAVmed and may do so in a manner that could vary significantly from that of PAVmed.

As a result of the exercise by the holder of PAVmed’s convertible debt and preferred stock of its rights under the agreements governing those instruments, such holder could acquire voting control of the Company.

PAVmed currently has approximately $6.6 million convertible debt outstanding, which matures in December 2025, and has from time to time been in default of the financial covenants thereunder, although PAVmed has received a waiver of those financial covenants through December 31, 2025. While the holder of such indebtedness agreed to waive any such non-compliance, there can be no assurance that it will do so in the future. If the debtholder elects to accelerate PAVmed’s indebtedness rather than waiving any such non-compliance, it is likely PAVmed will not have sufficient cash on hand to pay the amounts due on an acceleration, in which case it may be required to satisfy its obligations through the transfer of its shares of common stock of the Company to such debtholder.

Under the terms of PAVmed’s convertible debt, so long as any shares of PAVmed’s Series C Preferred Stock remain outstanding, the holder of such debt will be entitled to exchange all, or any portion, of the remaining debt (including any interest that would accrue thereon through the maturity date thereof) into shares of our common stock, at an exchange price per share of our common stock equal to $0.85 per share, subject to certain beneficial ownership limitations. Neither we nor PAVmed have any control over if or when the holder will exercise this right.

In addition, under the terms of PAVmed’s Series C Preferred Stock, the holder may elect to convert such shares of preferred stock into common stock of PAVmed at a fixed conversion price $1.068 per share of PAVmed common stock (or, under certain circumstance, at a lower conversion price). If the holder of the Series C Preferred Stock converted such equity interest in full into shares of PAVmed common stock at the fixed conversion price, such holder would likely acquire control of PAVmed (and accordingly, its interest in us).

In any such event, the applicable holder in turn would be entitled to exercise the voting control with respect to any shares of our common stock that it acquires from, or controls through, PAVmed and may do so in a manner that could vary significantly from that of PAVmed.

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

We cannot assure you that such services are not available at lower cost from third parties. Any payments made to PAVmed will reduce our cash flow and profits. Currently, under our MSA, the annual fees payable to PAVmed are $12.6 million.

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

Our common stock is listed on the Nasdaq Capital Market. We are required to meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq (and we while we are currently in compliance with such requirements, from time to time we have failed ot comply with the Nasdaq’s minimum bid price requirement). If we violate the Nasdaq continued listing requirements or fail to meet any of Nasdaq’s continued listing standards, our common stock may be delisted. In addition, while we have no present intention to do so, our Board of Directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.

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

Our stock price is likely to be volatile. The stock market in general, and the market for life science companies, and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. For example, on March 20, 2025, the last reported sale price of our common stock was $1.57. In the last six months, between September 23, 2024 and March 20, 2025, the intra-day sale price of our common stock fluctuated between a reported low sale price of $0.73 and a reported high sale price of $1.63. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us.

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

We are obligated to pay dividends in shares of our common stock to the holders of shares of our Series B Preferred Stock and Series B-1 Preferred Stock, which stock dividends will dilute our existing shareholders.

Each holder of our Series B Preferred Stock and Series B-1 Preferred Stock is entitled to receive, on the one-year and two-year anniversaries of the issuance thereof, a dividend payable in shares of our common stock equal to 20% of the number of shares of common stock issuable upon conversion of the shares of preferred stock it then holds. Such stock dividends would be accelerated upon a mandatory conversion of our preferred stock in connection with certain change of control transactions. Such dividends will dilute the holdings of our existing stockholders.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. As a public company, we will be required to maintain internal controls over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act requires annual management assessment of the effectiveness of our internal control over financial reporting. However, our auditors will not be required to formally attest to the effectiveness of our internal control over financial reporting while we are an emerging growth company or a smaller reporting company as defined under rules promulgated by the SEC.

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

We retain Techneto, Inc. d/b/a CyberTeam (“CyberTeam”), a third party vendor that reports directly to our president and chief operating officer, to be responsible for identifying, assessing and managing the Company’s risks from cybersecurity threats. CyberTeam has been with the Company since the Company’s inception and has over 25 years of experience in cybersecurity.

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

The Company has a lease agreement for its CLIA laboratory in California with 21,019 square feet, which has a remaining term expiring December 31, 2027. We also have lease agreements for our Lucid Test Centers in various locations in Arizona, California, Colorado, Florida, Georgia, Idaho, Michigan, Nevada, Texas and Utah that in the aggregate approximate 5,764 square feet. At this time, we consider our facility space to be commensurate with our current operations. Notwithstanding, we may obtain additional office space in the future, as warranted by our business operations.

Item 3. Legal Proceedings

In the ordinary course of the Company’s business, particularly as it begins commercialization of its products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

Part II - Other Information

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “LUCD”.

Holders

As of March 20, 2025, there were 90,753,851 shares of our common stock issued. Our shares of common stock are held by an estimated 338 holders of record and we believe our shares of common stock are held by significantly more beneficial owners.

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

As long as the 2024 Convertible Notes (see “Liquidity and Capital Resources” in Item 7 below) are outstanding, we may not, directly or indirectly, redeem, or declare or pay any cash dividend or cash distribution on, any of our securities without the prior express written consent of a majority-in-interest of the holders of the 2024 Convertible Notes (subject to limited exceptions). Furthermore, our common stock is junior to our preferred stock with respect to certain in-kind dividends payable to the holders of such preferred stock.

Series B Preferred Stock

Each holder of our Series B Preferred Stock (i) was entitled to receive, and did receive, a dividend on or about March 13, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2025, and (ii) will be entitled to receive a dividend on or about March 13, 2026 equal to a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2026. A holder that voluntarily converts its Series B Preferred Stock prior to March 13, 2026 will not receive the dividend that accrues on such date with respect to such converted Series B Preferred Stock. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock.

On or about March 13, 2025, the Company issued 7,117,463 shares of its common stock as the dividend to the holders of its Series B Preferred Stock (in accordance with clause (i) of the paragraph above).

Series B-1 Preferred Stock

The holders of our Series B-1 Preferred Stock are entitled to dividends payable as follows: (i) a number of shares of common stock equal to 20% of the number of shares of common stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2025, and (ii) a number of shares of common stock equal to 20% of the number of shares of common stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2026. Under the terms of the Series B-1 Preferred Stock, a holder that converts its Series B-1 Preferred Stock prior to May 6, 2025 or May 6, 2026, as the case may be, will not receive the dividend that accrues on such date with respect to such converted Series B-1 Preferred Stock. The holders of the Series B-1 Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock.

Recent Sales of Unregistered Securities and Use of Proceeds

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q, and except as disclosed below, we did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended December 31, 2024.

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

Recent Developments

Business

Medicare Coverage

In November 2024, we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. The EsoGuard clinical evidence package included six new peer-reviewed publications: three clinical validation studies (two in the intended use population, one case control), two clinical utility studies, and one analytical validation study. The current LCD provides clear coverage criteria consistent with the American College of Gastroenterology (ACG) guidelines for esophageal precancer testing. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

NCCN Clinical Practice Guidelines Update

In March 2025, we announced that a recent update to the National Comprehensive Cancer Network® (NCCN) Clinical Practice Guidelines in Oncology (NCCN Guidelines®) focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Clinical Study Publications

On March 18, 2025, the Company announced that its ENVET-BE clinical utility study has been accepted for publication in Gastroenterology & Hepatology—the fifth peer-reviewed publication of clinical utility data for Lucid’s EsoGuard® Esophageal DNA Test, and the second to present findings from a real-world screening population. The manuscript, entitled “Enhancing the Diagnostic Yield of EGD for Diagnosis of Barrett’s Esophagus Through Methylated DNA Biomarker Triage,” demonstrates that confirmatory upper endoscopy (EGD) performed in EsoGuard-positive patients had a substantially higher diagnostic yield for detecting esophageal precancer (Barrett’s Esophagus or BE) than the expected yield of screening EGD alone in at-risk patients. The ENVET-BE study reviewed real-world data from a cohort of 199 EsoGuard-positive patients who completed confirmatory EGD. The overall positive diagnostic yield for BE was 2.4-fold higher than the expected yield of screening EGD alone, based on disease prevalence within an at-risk population. The yield was nearly three-fold higher in patients meeting American College of Gastroenterology (ACG) screening criteria.

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

Recent Developments - continued

Business - continued

Highmark Reimbursement Approval

On March 13, 2025, the Company announced that Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state. The new policy will cover EsoGuard in patients who meet established criteria for esophageal precancer testing consistent with professional society guidelines.

CWRU NIH Grant Related to EsoGuard and EsoCheck

On February 27, 2025, the Company announced that principal investigators from Case Western Reserve University (CWRU) and University Hospitals (UH), were awarded an $8 million National Institutes of Health (NIH) R01 grant to conduct a five-year clinical study designed to evaluate esophageal precancer detection using EsoCheck and EsoGuard among at-risk individuals without symptoms of chronic gastroesophageal reflux disease (GERD). The study, “A Clinical Trial of Cancer Prevention by Biomarker Based Detections of Barrett’s Esophagus and Its Progression,” aims to evaluate the effectiveness of EsoCheck and EsoGuard in detecting esophageal precancer (Barrett’s Esophagus or BE) to prevent esophageal cancer (EAC) within a non-GERD at-risk population. To accomplish this aim, 800 patients without GERD symptoms who meet the American Gastroenterological Association’s (AGA) risk criteria for screening will be recruited across five participating research centers: University Hospitals, University of Colorado, Johns Hopkins University, University of North Carolina, and Cleveland Clinic.

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

Intercompany Agreements with PAVmed

On August 6, 2024, PAVmed and the Company entered into a ninth amendment to the management services agreement between PAVmed and Lucid (“MSA”) to increase the monthly fee thereunder from $0.83 million per month to $1.05 million per month, effective as of July 1, 2024. In addition, under the terms of PAVmed’s convertible debt, PAVmed is required to elect that these payments be made in cash.

Appointment of Dennis Matheis to Board of Directors

On May 6, 2024, the board of directors of the Company appointed Dennis Matheis as a Class C director of the Company (and Mr. Matheis was subsequently re-elected to the board, together with the incumbent Class C directors of the Company, at the Company’s annual shareholders meeting held on July 23, 2024).

Recent Developments - continued

Financing

Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,331 shares of its common stock at a price of $1.10 per share (the “Offering”).

The net proceeds of the Offering, after deducting the estimated placement agent’s fees and other expenses of the Offering, was approximately $14.5 million. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

Suspension of ATM Facility

In November 2022, the Company entered into a Controlled Equity Offering℠ Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”). Pursuant to the Sales Agreement, from time to time, the Company may offer and sell shares of its common stock to or through Cantor, acting as sales agent or principal. Sales of the Company’s common stock by Cantor, if any, under the Sales Agreement may be made by any method permitted by law and deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act (the “ATM Offering”). The Company filed a prospectus supplement dated December 6, 2022 (the “ATM Prospectus Supplement”), for the offer and sale of shares of its common stock having an aggregate offering price of up to $6,500,000 in the ATM Offering.

Effective as of March 4, 2025, the Company terminated the ATM Prospectus Supplement. The Company will not make any sales of common stock in the ATM Offering unless and until a new prospectus or prospectus supplement is filed.

Other than the termination of the Prospectus Supplement, the Sales Agreement remains in full force and effect.

Debt Refinancing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 12.0% Senior Secured Convertible Notes due 2029 (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes was completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 (the “2024 SPA”), between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes.

The Company used a portion of the proceeds from the sale of the 2024 Convertible Notes to redeem the March 2023 Senior Convertible Note, by paying the contractual redemption price of approximately $3.6 million.

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

Sales and marketing expenses

Sales and marketing expenses consist primarily of salaries and related costs for employees engaged in sales, sales support and marketing activities, as well as the portion of the MSA Fee (as defined in Note 5, Related Party Transactions, to our accompanying audited consolidated financial statements) allocated to sales and marketing expenses, which are principally costs related to PAVmed employees who are performing services for the Company. We anticipate our sales and marketing expenses will increase in the future, to the extent we expand our commercial sales and marketing operations as resources permit and insurance reimbursement coverage for our EsoGuard test expands.

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

Research and development expenses

Research and development expenses are recognized in the period they are incurred and consist principally of internal and external expenses incurred for the development of our technologies and conducting clinical trials, including:

●	costs associated with submission of regulatory filings;
●	cost of laboratory supplies and acquiring, developing, and manufacturing preclinical prototypes; and
●	the portion of the MSA Fee allocated to research and development.

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

Results of Operations - continued

The year ended December 31, 2024 as compared to year ended December 31, 2023

Revenue

In the year ended December 31, 2024, revenue was $4.3 million as compared to $2.4 million for the corresponding period in the prior year. The $1.9 million increase principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Test.

Cost of revenue

In the year ended December 31, 2024, the cost of revenue was approximately $7.1 million as compared to $6.0 million for the corresponding period in the prior year. The $1.1 million increase was principally related to:

●	approximately $0.5 million increase in compensation related costs, including stock-based compensation;
●	approximately $0.3 million increase in third party professional fees and IT services;
●	approximately $0.2 million increase in the CLIA laboratory supplies required to perform the EsoGuard Esophageal DNA tests; and
●	approximately $0.1 million increase in royalty costs due to the increased EsoGuard Esophageal DNA Tests performed in the year.

Sales and marketing expenses

In the year ended December 31, 2024, sales and marketing costs were approximately $16.5 million as compared to $16.4 million for the corresponding period in the prior year. The net increase of $0.1 million was principally related to:

●	approximately $0.1 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed.

General and administrative expenses

In the year ended December 31, 2024, general and administrative costs were approximately $20.2 million as compared to $19.3 million for the corresponding period in the prior year. The net increase of $0.9 million was principally related to:

●	approximately $2.4 million decrease in stock-based compensation;
●	approximately $1.8 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $1.2 million increase in cash compensation costs;
●	approximately $1.0 million increase in third-party professional fees, including expenses related to investor relations; and
●	approximately $0.7 million decrease due to a settlement payment related to the termination of the management services agreement with our former laboratory provider in 2023 and reduced expenses for legal and information technology services.

Research and development expenses

In the year ended December 31, 2024, research and development costs were approximately $6.0 million, compared to $7.3 million for the corresponding period in the prior year. The net decrease of $1.3 million was principally related to:

●	approximately $1.3 million decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees.

Results of Operations - continued

The year ended December 31, 2024 as compared to year ended December 31, 2023 - continued

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.7 million in the year ended December 31, 2024, as compared to $2.0 million for the corresponding period in the prior year. The decrease of $1.3 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the year ended December 31, 2024, the change in the fair value of our convertible note was approximately $5.4 million of income, related to the 2024 Convertible Notes and the March 2023 Senior Convertible Note (as defined in Note 12, Debt, to our accompanying consolidated financial statements). The 2024 Convertible Notes and March 2023 Senior Convertible Note were initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value remeasurement as a non-cash expense on the issue date.

Loss on Issue and Offering Costs - Senior Secured Convertible Note

In the year ended December 31, 2023, in connection with the issue of the March 2023 Senior Convertible Note, we recognized a total of approximately $1.2 million of lender fee and offering costs paid by us. The Company did not incur lender fees and offering costs in the year ended December 31, 2024.

Loss on Debt Extinguishment

In the year ended December 31, 2024, a debt extinguishment loss in the aggregate of approximately $5.2 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●	In the year ended December 31, 2024, approximately $8.4 million of principal repayments along with approximately $0.9 million of interest expense thereon, were settled through the issuance of 13,866,867 shares of common stock of the Company, with such shares having a fair value of approximately $13.5 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $4.2 million in the year ended December 31, 2024. In addition to principal payments through conversions, the Company redeemed the March 2023 Senior Convertible Note and incurred an additional $1.0 million of debt extinguishment loss in the year ended December 31, 2024. The Company incurred less than $0.1 million of debt extinguishment losses in the year ended December 31, 2023.

See Note 12, Debt, to our accompanying consolidated financial statements, for additional information with respect to the March 2023 Senior Convertible Note.

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series B Convertible Preferred Stock, as compared to the carrying value of the extinguished Series A and Series A-1 Convertible Preferred Stock (carrying value of $24.3 million), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services, to ongoing research and development activities, and to conducting clinical trials. We experienced a net loss of approximately $45.5 million and used approximately $44.1 million of cash in operations during the year ended December 31, 2024. Financing activities provided $48.2 million of cash during the year ended December 31, 2024. We ended the year with cash on-hand of $22.4 million as of December 31, 2024. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued .

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

During the year ended December 31, 2024, approximately $8.4 million of principal repayments along with approximately $0.9 million of interest expense thereon, were settled through the issuance of 13,866,867 shares of common stock of the Company, with such shares having a fair value of approximately $13.5 million (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company).

As discussed below, the March 2023 Senior Convertible Note was redeemed in full in November 2024.

November 2024 Senior Convertible Note Refinancing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 12.0% Senior Secured Convertible Notes due 2029 (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes was completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 (the “2024 SPA”), between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes.

The Company used a portion of the proceeds from the sale of the 2024 Convertible Notes to redeem the March 2023 Senior Convertible Note, by paying the contractual redemption price of approximately $3.7 million.

Liquidity and Capital Resources - continued

Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,331 shares of its common stock at a price of $1.10 per share (the “Offering”). The net proceeds of the Offering, after deducting the estimated placement agent’s fees and other expenses of $0.8 million, of the Offering, was approximately $14.5 million. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively, a total of 680,263 shares of common stock of the Company have been issued through our committed equity facility for net proceeds of approximately $1.8 million, after a 4% discount, as of December 31, 2024. This facility terminates on August 1, 2025, which is the first of the month following the 36-month anniversary of the effective date of the registration statement for the same.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of the Company have been issued through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of December 31, 2024. Effective as of March 4, 2025, the Company terminated the prospectus supplement for the “at-the-market offering”. The Company will not make any sales of common stock in such offering unless and until a new prospectus or prospectus supplement is filed.

Intercompany Agreements with PAVmed

From our inception in May 2018 through our initial public offering in October 2021, our operations were funded by PAVmed providing working capital cash advances and by PAVmed paying certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be conducted in part by personnel employed by PAVmed, for which we incur an MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the Company and PAVmed boards of directors. In March 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a eighth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $750 to $833, effective January 1, 2024. In August 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a ninth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $833 to $1,050, effective July 1, 2024. Pursuant to the MSA, as amended, PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, from and after the date of the eighth amendment to the MSA, more than 9,644,135 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the eighth amendment). Under the terms of PAVmed’s convertible debt, PAVmed is required to elect that the MSA payments be made in cash.

As of December 31, 2024, we had a Due To: PAVmed Inc. payment obligation liability of approximately $0.0 million, which liability reflects that we had no accrued obligations under a payroll and benefit expense reimbursement agreement (the “PBERA”) and the MSA, or with respect to any other operating expenses paid by PAVmed on our behalf. See our accompanying consolidated financial statements Note 5, Related Party Transactions. In accordance with the MSA and the PBERA, on January 26, 2024, PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, and equity, along with the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the corresponding periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in our consolidated financial notes, we believe the following accounting estimates to be critical to the judgments and estimates used in the preparation of our consolidated financial statements.

Fair Value Option (“FVO”) Election

Under a Securities Purchase Agreement dated March 13, 2023, the Company issued a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “March 2023 Senior Convertible Note”, which is accounted under the “fair value option election” as discussed below.

Under a Securities Purchase Agreement dated November 12, 2024, the Company issued Senior Secured Convertible Notes dated November 22, 2024, referred to herein as the “2024 Convertible Notes”, which are accounted under the “fair value option election” as discussed below.

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

See Note 11, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 12, Debt, for a discussion of the March 2023 Senior Convertible Note.

Recent Accounting Standards Updates Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company on January 1, 2024. The adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

Recent Accounting Standards Updates Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update enhances financial statement disclosures by requiring public business entities to disclose specified information about certain costs and expenses including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain amounts that are already required to be disclosed under current GAAP, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. We are currently evaluating the potential impact of this guidance on its consolidated financial statements and disclosures.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2024.

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

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024.

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

(3)	The following exhibits:

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
2.1‡	Asset Purchase Agreement, dated as of February 25, 2022, by and among LucidDx Labs Inc., Lucid Diagnostics Inc. and ResearchDx, Inc.	8-K	2.1	3/3/2022
3.1.1	Amended and Restated Certificate of Incorporation	S-1/A	3.1	10/7/2021
3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	6/21/2023
3.1.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	3/14/2024
3.1.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	3.1	5/7/2024
3.2	Amended and Restated Bylaws	S-1/A	3.2	10/7/2021
4.1	Description of Registrant’s Securities	*
4.2	Common Stock Certificate	S-1/A	4.1	10/7/2021
4.3	Form of 2024 Convertible Note	8-K	4.1	11/29/2024
10.1#	Lucid Diagnostics Inc. Amended and Restated 2018 Long-Term Incentive Equity Plan.	S-8		2/10/2023
10.2.1†	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.	S-1/A	10.2	10/1/2021
10.2.2†	First Amendment to Amended and Restated License Agreement, dated as of February 15, 2024, by and between Case Western Reserve University and Lucid Diagnostics Inc.	*
10.2.3	Second Amendment to Amended and Restated License Agreement, dated as of November 7, 2024, by and between Case Western Reserve University and Lucid Diagnostics Inc.	*
10.3	License Agreement, dated as of May 20, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.3	10/1/2021
10.4.1	Management Services Agreement, dated as of May 12, 2018, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.1	10/7/2021
10.4.2	Amendment to Management Services Agreement, dated as of March 1, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.2	10/7/2021
10.4.3	Second Amendment to Management Services Agreement, dated as of June 5, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.3	10/7/2021
10.4.4	Third Amendment to Management Services Agreement, dated as of July 20, 2020, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.4	10/7/2021
10.4.5	Fourth Amendment to Management Services Agreement, dated as of February 1, 2021, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.5	10/7/2021
10.4.6	Fifth Amendment to Management Services Agreement, dated as of November 10, 2021, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-K	10.4.6	3/14/2023
10.4.7	Sixth Amendment to Management Services Agreement, dated as of August 11, 2022, by and between PAVmed Inc. and Lucid Diagnostics Inc.	8-K	10.1	12/2/2022
10.4.8	Seventh Amendment to Management Services Agreement, dated as of May 9, 2023, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q	10.7	5/15/2023
10.4.9	Eighth Amendment to Management Services Agreement, dated as of March 22, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-K	10.4.9	3/25/2024
10.4.10	Ninth Amendment to Management Services Agreement, dated as of August 6, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q	10.2	8/12/2024
10.5	Payroll and Benefit Expense Reimbursement Agreement, dated as of November 30, 2022, by and between PAVmed Inc. and Lucid Diagnostics Inc.	8-K	10.2	12/2/2022

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.6#	Form of Stock Option Agreement.	10-K	10.9	3/14/2023
10.7#	Form of Indemnification Agreement.	S-1/A	10.9	10/8/2021
10.8	Quality & Manufacturing Master Services Agreement, dated as of September 1, 2021, by and between Coastline International, Inc. and Lucid Diagnostics Inc.	S-1/A	10.11	10/1/2021
10.9#	Form of Restricted Stock Agreement.	S-1/A	10.12#	10/8/2021
10.10#	Employment Agreement with Lishan Aklog, M.D.	8-K	10.1	1/20/2022
10.11#	Employment Agreement with Dennis M. McGrath	8-K	10.2	1/20/2022
10.12.1#	Employment Agreement with Shaun O’Neil	8-K	10.1	3/23/2022
10.12.2#	Amendment to Employment Agreement with Shaun O’Neil	10-K	10.12.2	3/25/2024
10.13#	Employment Agreement with Michael Gordon	10-K	10.16	3/14/2023
10.14.1‡	Common Stock Purchase Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K	10.1	4/1/2022
10.14.2‡	Registration Rights Agreement, dated as of March 28, 2022, by and between CF Principal Investments LLC and Lucid Diagnostics Inc.	8-K	10.2	4/1/2022
10.15	Controlled Equity OfferingSM, dated as of November 23, 2022, by and between Cantor Fitzgerald & Co. and Lucid Diagnostics Inc.	S-3	1.2	11/23/2022
10.16.1‡	Form of Securities Purchase Agreement (2024 Convertible Notes)	8-K	10.1	11/29/2024
10.16.2	Form of Registration Rights Agreement (2024 Convertible Notes)	8-K	10.2	11/29/2024
10.16.3	Form of Guaranty (2024 Convertible Notes)	8-K	10.3	11/29/2024
10.16.4‡	Form of Security Agreement (2024 Convertible Notes)	8-K	10.4	11/29/2024
10.17.1	Exchange Agreement, dated as of March 13, 2024, by and between Lucid Diagnostics Inc. and the purchasers of Series B Preferred Stock party thereto	8-K	10.1	3/14/2024
10.17.2	Registration Rights Agreement, dated as of March 13, 2024, by and between Lucid Diagnostics Inc. and the purchasers of Series B Preferred Stock party thereto	8-K	10.2	3/14/2024
10.18	Registration Rights Agreement, dated as of May 6, 2024, by and between Lucid Diagnostics Inc. and the purchasers of Series B-1 Preferred Stock party thereto	8-K	10.2	5/6/2024
10.19#	Lucid Diagnostics Inc. Employee Stock Purchase Plan	S-8	10.1	3/15/2022
14.1	Code of Ethics	10-K	14.1	3/14/2023
19.1	Insider Trading Policy	*
21.1	List of Subsidiaries	*
23.1	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1	Form of Compensation Clawback Policy	10-K	97.1	3/25/2024
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.	*
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	*

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

Lucid Diagnostics Inc.

March 24, 2025	By:	/s/ Dennis M. McGrath
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 24, 2025
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	Chief Financial Officer	March 24, 2025
Dennis M. McGrath	(Principal Financial and Accounting Officer)

/s/ Stanley N. Lapidus	Vice Chairman	March 24, 2025
Stanley N. Lapidus	Director

/s/ Debra J. White	Director	March 24, 2025
Debra J. White

/s/ James L. Cox, M.D.	Director	March 24, 2025
James L. Cox, M.D.

/s/ Jacque J. Sokolov, M.D.	Director	March 24, 2025
Jacque J. Sokolov, M.D.

/s/ Ronald M. Sparks	Director	March 24, 2025
Ronald M. Sparks

/s/ Dennis A. Matheis	Director	March 24, 2025
Dennis A. Matheis

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Lucid Diagnostics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lucid Diagnostics Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 24, 2025

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash	$22,358	$18,896
Accounts receivable	45	45
Inventory	341	278
Prepaid expenses, deposits, and other current assets	2,404	2,854
Total current assets	25,148	22,073
Fixed assets, net	1,062	1,334
Operating lease right-of-use assets	2,637	1,307
Intangible assets, net	736	1,424
Other assets	1,132	1,132
Total assets	$30,715	$27,270
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,241	$1,146
Accrued expenses and other current liabilities	2,829	3,841
Operating lease liabilities, current portion	854	1,106
Senior Secured Convertible Notes - at fair value	18,600	13,950
Due To: PAVmed Inc. - MSA Fee and operating expenses	—	9,339
Total current liabilities	23,524	29,382
Operating lease liabilities, less current portion	1,800	199
Total liabilities	25,324	29,581
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 54,419 at December 31, 2024 and Series A and Series A-1 Convertible Preferred Stock, shares issued and outstanding 18,625 at December 31, 2023	54,419	18,625
Common stock, $0.001 par value, 300,000,000 and 200,000,000 shares authorized as of December 31, 2024 and December 31, 2023, respectively; 63,071,950 and 42,329,864 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	63	42
Additional paid-in capital	154,675	129,763
Accumulated deficit	(203,766)	(150,741)
Total Stockholders’ Equity (Deficit)	5,391	(2,311)
Total Liabilities and Stockholders’ Equity (Deficit)	$30,715	$27,270

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2024	2023
Revenue	$4,346	$2,428
Operating expenses:
Cost of revenue	7,099	5,979
Sales and marketing	16,463	16,404
General and administrative	20,156	19,254
Amortization of acquired intangible assets	688	2,021
Research and development	5,992	7,252
Total operating expenses	50,398	50,910
Operating loss	(46,052)	(48,482)
Other income (expense):
Interest income	322	424
Interest expense	(26)	(416)
Change in fair value - Senior Secured Convertible Note	5,394	(2,980)
Loss on issue and offering costs - Senior Secured Convertible Note	—	(1,186)
Debt extinguishments loss - Senior Secured Convertible Note	(5,167)	(26)
Other income (expense), net	523	(4,184)
Loss before provision for income tax	(45,529)	(52,666)
Provision for income taxes	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(45,529)	$(52,666)
Less: Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	(7,496)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(53,025)	$(52,666)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(1.05)	$(1.26)
Weighted average common shares outstanding, basic and diluted	50,515,773	41,756,129

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEARS ENDED December 31, 2024 and 2023

(in thousands except number of shares and per share data)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2022	—	$—	40,518,792	$41	$121,081	$(98,075)	$23,047
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	5,762	—	5,762
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	1,060	—	1,060
Vest - restricted stock awards	—	—	303,980	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	115,388	—	166	—	166
Issuance common stock - APA-RDx - Termination payment	—	—	553,436	—	713	—	713
Issuance - At-The-Market Facility, net of financing charges	—	—	230,068	1	283	—	284
Purchase - Employee Stock Purchase Plan	—	—	508,200	—	551	—	551
Issuance - Series A and Series A-1 Preferred Stock	18,625	18,625	—	—	—	—	18,625
Issue common stock - vendor service agreement	—	—	100,000	—	147	—	147
Net loss	—	—	—	—	—	(52,666)	(52,666)
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,333	—	4	—	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	4,183	—	4,183
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	351	—	351
Vest - restricted stock awards	—	—	26,912	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	13,866,867	14	13,468	—	13,482
Purchase - Employee Stock Purchase Plan	—	—	647,940	1	446	—	447
Issuance - Series A-1 Preferred Stock	5,670	5,670	—	—	—	—	5,670
Exchange - Series A and Series A-1 Preferred Stock	(24,295)	(24,295)	—	—	—	(7,496)	(31,791)
Issuance through exchange - Series B and Series B-1 Preferred Stock	31,790	31,790	—	—	—	—	31,790
Issuance through sale- Series B and Series B-1 Preferred Stock	24,129	24,129	—	—	—	—	24,129
Conversions - Series B Preferred Stock	(1,500)	(1,500)	2,075,263	2	1,498	—	—
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,331,771	3	4,672	—	4,675
Issue common stock - vendor service agreement	—	—	790,000	1	640	—	641
Transfer of intellectual property from PAVmed Inc.	—	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	—	(45,529)	(45,529)
Balance as of December 31, 2024	54,419	$54,419	63,071,950	$63	$154,675	$(203,766)	$5,391

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(45,529)	$(52,666)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	1,167	2,499
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	4,183	5,762
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	351	1,060
Change in fair value - Senior Secured Convertible Note	(5,394)	2,980
Loss on issue - Senior Secured Convertible Note	—	1,111
Debt extinguishment loss - Senior Secured Convertible Note	5,167	26
APA-RDx: Issue common stock - termination payment	—	713
Amortization of common stock payment for vendor service agreement	346	23
Changes in operating assets and liabilities:
Accounts receivable	—	(28)
Prepaid expenses and other current assets	1,159	(1,160)
Accounts payable	96	89
Accrued expenses and other current liabilities	(1,012)	2,394
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	(4,674)	4,380
Net cash flows used in operating activities	(44,140)	(32,817)

Cash flows from investing activities
Purchase of equipment	(296)	(221)
Purchase of intellectual property from PAVmed Inc.	(350)	—
Net cash flows used in investing activities	(646)	(221)

Cash flows from financing activities
Proceeds – issue of preferred stock	29,798	18,625
Proceeds – issue of Senior Secured Convertible Notes	21,615	10,000
Payment – repayment of Senior Secured Convertible Note	(3,616)	—
Proceeds – issue of common stock – At-The-Market Facility	—	284
Proceeds – exercise of stock options	4	—
Proceeds – issue common stock – Employee Stock Purchase Plan	447	551
Net cash flows provided by financing activities	48,248	29,460

Net increase (decrease) in cash	3,462	(3,578)
Cash, beginning of period	18,896	22,474
Cash, end of period	$22,358	$18,896

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $4.3 million of revenue for the year ended December 31, 2024, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to Lucid Diagnostics Inc common stockholders of approximately $53.0 million and had net cash flows used in operating activities of approximately $44.1 million for the year ended December 31, 2024. As of December 31, 2024, the Company had working capital of approximately $1.6 million, with such working capital inclusive of the 2024 Convertible Notes classified as a current liability of approximately $18.6 million and approximately $22.4 million of cash.

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

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the estimated of fair value of debt obligations, stock-based equity awards, and intangible assets. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

Intangible Assets

Purchased intangible assets are recorded at cost and depreciated using the straight-line method over the assets’ estimated useful life. See Note 9, Intangible Assets, net, for further information with respect to purchased intangible assets.

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●	With respect to the PAVmed 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed common stock over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended December 31, 2024 and 2023;
●	With respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of Lucid Diagnostics common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended December 31, 2024 and 2023;
●	The risk-free interest rate is based on the interest rate payable on U.S. Treasury securities in effect at the time of grant for a period commensurate with either the expected term or the remaining contractual term, as applicable, of the stock option; and,
●	The expected dividend yield is based on annual dividends of $0.00 as there have not been dividends paid to-date, and there is no plan to pay dividends for the foreseeable future.

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

As of December 31, 2024 and 2023, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

Note 3 — Summary of Significant Accounting Policies - continued

Fair Value Option (“FVO”) Election

Under a Securities Purchase Agreement dated March 13, 2023, the Company issued a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “March 2023 Senior Convertible Note”, which was accounted under the “fair value option election” as discussed below.

Under a Securities Purchase Agreement dated November 12, 2024, the Company issued Senior Secured Convertible Notes dated November 22, 2024, referred to herein as the “2024 Convertible Notes”, which are accounted under the “fair value option election” as discussed below.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the March 2023 Senior Convertible Note and the 2024 Convertible Notes are presented in a single line item within other income (expense) in the accompanying consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the March 2023 Senior Convertible Note and the 2024 Convertible Notes).

See Note 11, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 12, Debt, for a discussion of the March 2023 Senior Convertible Note and the 2024 Convertible Notes.

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

Patent Costs and Purchased Patent License Rights

Patent related costs in connection with filing and prosecuting patent applications and patents filed by the Company are expensed as incurred and are included in the line item captioned “general and administrative expenses” in the accompanying consolidated statements of operations. Patent fee reimbursement expense incurred under the patent license agreement agreements are included in the line item captioned “general and administrative” expenses in the accompanying consolidated statements of operations.

The Company has entered into agreements with third parties to acquire technologies for potential commercial development. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of patent license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume, which is included in cost of revenues in the accompanying consolidated statements of operations. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 730, “Research and Development”, (“ASC 730”), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the United States Food and Drug Administration (“FDA”), are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense when achievement of the milestone is determined to be probable and the amount of the corresponding milestone can be objectively estimated.

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

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of December 31, 2024 and 2023.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of December 31, 2024, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of December 31, 2024 and December 31, 2023 or recognized during the years ended December 31, 2024 and 2023. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

Net Loss Per Share

The net loss per share is computed by dividing each respective net loss by the number of “basic weighted average common shares outstanding” and “diluted weighted average shares outstanding” for the reporting period indicated. The basic weighted-average shares common shares outstanding are computed on a weighted average based on the number of days the shares of common stock of the Company are issued and outstanding during the respective reporting period indicated. The diluted weighted average common shares outstanding are the sum of the basic weighted-average common shares outstanding plus the number of common stock equivalents’ incremental shares on an if-converted basis, computed using the treasury stock method, computed on a weighted average based on the number of days the incremental shares would potentially be issued and outstanding during the periods indicated, if dilutive. The Company’s common stock equivalents include convertible debt, convertible preferred stock, stock options and unvested restricted stock awards granted under the Lucid Diagnostics 2018 Long-Term Incentive Equity Plan.

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

Note 3 — Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company on January 1, 2024. The adoption of the ASU did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 17, Segment Information for further information on the Company’s reportable segment.

Recent Accounting Standards Updates Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update enhances financial statement disclosures by requiring public business entities to disclose specified information about certain costs and expenses including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain amounts that are already required to be disclosed under current GAAP, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and disclosures.

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the year ended December 31, 2024, the Company recognized revenue of $4,346, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the year ended December 31, 2023 was $2,428, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the year ended December 31, 2024, the cost of revenue was $7,099, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the year ended December 31, 2023 was $5,979, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2022	$1,650	$3,026	$284	$4,960
MSA fees	9,000	—	—	9,000
ERC - Payroll & Benefits	—	1,828	—	1,828
On Behalf Of (OBO) activities	—	—	1,035	1,035
Cash payments to PAVmed Inc.	(4,500)	(1,691)	(1,293)	(7,484)
Balance - December 31, 2023	$6,150	$3,163	$26	$9,339

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2023	$6,150	$3,163	$26	$9,339
MSA fees	11,300	—	—	11,300
ERC - Benefits	—	1,888	—	1,888
On Behalf Of (OBO) activities	—	—	779	779
Cash payments to PAVmed Inc.	(15,800)	(2,026)	(805)	(18,631)
Payment to PAVmed Inc. settled in LUCD stock	(1,650)	(3,025)	—	(4,675)
Balance - December 31, 2024	$—	$—	$—	$—

PAVmed - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA does not have a termination date, but may be terminated by the Company’s board of directors. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. In March 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into an eighth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $750 to $833, effective January 1, 2024. In August 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a ninth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $833 to $1,050, effective July 1, 2024. During the year ended December 31, 2023, MSA fees were $750 per month. Currently, under the terms of PAVmed’s outstanding convertible debt, PAVmed is required to elect to receive such payments in cash.

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock.

The MSA Fee expense classification in the consolidated statement of operations for the periods noted is as follows:

	Years Ended December 31,
	2024	2023
Sales & Marketing	$581	$436
General & Administrative	8,113	6,350
Research & Development	2,606	2,214
Total MSA Fee	$11,300	$9,000

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2024	December 31, 2023
Advanced payments to service providers and suppliers	$581	$266
Prepaid insurance	443	607
Deposits	1,020	1,981
Subscribed amounts due from investors	360	—
Total prepaid expenses, deposits and other current assets	$2,404	$2,854

Note 7 — Fixed Assets

Fixed assets, less accumulated depreciation, consisted of the following as of:

	Estimated Useful Life	December 31, 2024	December 31, 2023
Computer and office equipment	2-5 years	$269	$252
Laboratory equipment	3-7 years	1,765	1,702
Furniture and fixtures	3-5 years	145	146
Leasehold improvements	(1)	30	1
Total Fixed Assets		2,209	2,101
Less Accumulated Depreciation		(1,147)	(767)
Total Fixed Assets, net		$1,062	$1,334

(1)	Lesser of remaining lease term or estimated useful life.

Depreciation expense of $479 and $478 for the years ended December 31, 2024 and 2023, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 8 — Leases

During the year ended December 31, 2024, the Company entered into additional lease agreements that have commenced and are classified as operating leases, including in June 2024, the Company exercised a renewal option to extend the lease term on its central laboratory in California for an additional three years, through December 31, 2027. The aggregate (undiscounted) rent payments are approximately $2.6 million over the extended lease term.

The components of lease expense were as follows:

	Year Ended December 31,
	2024	2023
Operating lease cost	$1,168	$1,214
Short-term lease cost	74	87
Variable lease cost	62	58
Total lease cost	$1,304	$1,359

Note 8 — Leases- continued

The Company’s future lease payments as of December 31, 2024, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s consolidated balance sheets are as follows:

2025	$1,025
2026	979
2027	940
2028	19
2029	—
Total lease payments	$2,963
Less: imputed interest	(309)
Present value of lease liabilities	$2,654

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Years Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,148	$1,207
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,347	$380
Weighted-average remaining lease term - operating leases (in years)	2.95	1.39
Weighted-average discount rate - operating leases	7.875%	7.875%

As of December 31, 2024 and December 31, 2023, the Company’s right-of-use assets from operating leases were $2,637 and $1,307, respectively, which are reported in operating lease right-of-use assets in the consolidated balance sheets. As of December 31, 2024 and December 31, 2023, the Company had outstanding operating lease obligations of $2,654 and $1,305, respectively, of which $854 and $1,106, respectively, are reported in operating lease liabilities, current portion and $1,800 and $199, respectively, are reported in operating lease liabilities less current portion in the Company’s consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 9 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life	December 31, 2024	December 31, 2023
Defensive technology	60 months	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24 months	3,200	$3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(4,569)	(3,881)
Intangible Assets, net		$736	$1,424

Amortization expense of the intangible assets discussed above was $688 and $2,021 for the years ended December 31, 2024 and 2023, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations. As of December 31, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2025	$421
2026	315
Total	$736

Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of:

	December 31, 2024	December 31, 2023
Compensation and Employee Benefits	$1,479	$1,178
CWRU Amended License Agreement - Royalty fee	64	96
Operating expenses	869	2,018
Other	417	549
Total accrued expenses and other current liabilities	$2,829	$3,841

Note 11 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
2024 Convertible Notes	$—	$—	$18,600	$18,600
Totals	$—	$—	$18,600	$18,600

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2023
March 2023 Senior Convertible Note	$—	$—	$13,950	$13,950
Totals	$—	$—	$13,950	$13,950

[1]	There were no transfers between the respective Levels during the year ended December 31, 2024.

As discussed in Note 12, Debt, the Company issued a Senior Secured Convertible Note dated March 21, 2023 with a $11.1 million face value principal (“March 2023 Senior Convertible Note”). The convertible note is accounted for under the fair value option (“FVO”) election, wherein, the financial instrument is initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

Note 11 — Financial Instruments Fair Value Measurements - continued

As discussed in Note 12, Debt, the Company issued Senior Secured Convertible Notes dated November 22, 2024 with a $21.975 million face value principal (“2024 Convertible Notes”). The convertible notes are accounted for under the fair value option (“FVO”) election, wherein, the financial instruments are initially measured at their issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The estimated fair value of the 2024 Convertible Notes as of each November 22, 2024 and December 31, 2024, and the March 2023 Senior Convertible Note as of December 31, 2023 was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	March 2023 Senior Convertible Note: December 31, 2023	2024 Convertible Notes: November 22, 2024	2024 Convertible Notes: December 31, 2024
Fair Value	$13,950	$21,975	$18,600
Face value principal payable	$11,019	$21,975	$21,975
Required rate of return	10.00%	28.50%	29.00%
Conversion Price	$5.00	$1.00	$1.00
Value of common stock	$1.10	$1.00	$0.819
Expected term (years)	1.22	5.00	4.90
Volatility	60.00%	40.00%	40.00%
Risk free rate	4.56%	4.21%	4.28%
Dividend yield	—%	—%	—%

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

Note 12 — Debt

The fair value and face value principal outstanding of the 2024 Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$18,600
Balance as of December 31, 2024				$21,975	$18,600

The fair value and face value principal outstanding of the March 2023 Senior Convertible Note (redeemed on November 22, 2024) as of December 31, 2023:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
March 2023 Senior Convertible Note	March 21, 2025	7.875%	$5.00	$11,019	$13,950
Balance as of December 31, 2023				$11,019	$13,950

Note 12 — Debt - continued

The changes in the fair value of debt during the year ended December 31, 2024 is as follows:

	March 2023 Senior Convertible Note	2024 Convertible Notes	Sum of Balance Sheet Fair Value Components	Other Income (expense)
Fair Value - December 31, 2023	$13,950	$—	$13,950	$—
Face value principal – issue date	—	21,975	21,975	$—
Installment repayments – common stock	(8,365)	—	(8,365)	—
Non-installment payments – common stock	(912)	—	(912)	—
Change in fair value	(2,019)	(3,375)	(5,394)	5,394
Principal repayments - cash	(2,654)	—	(2,654)	—
Fair Value at December 31, 2024	$—	$18,600	$18,600
Other Income (Expense) - Change in fair value – year ended December 31, 2024				$5,394

The changes in the fair value of debt during the year ended December 31, 2023 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2022	$—	$—
Face value principal – issue date	11,111	$—
Fair value adjustment – issue date	789	(789)
Installment repayments – common stock	(92)	—
Non-installment payments – common stock	(49)	—
Change in fair value	2,191	(2,191)
Fair Value at December 31, 2023	$13,950
Other Income (Expense) - Change in fair value – year ended December 31, 2023		$(2,980)

Note 12 — Debt - continued

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

During the period from March 21, 2023 to September 20, 2023, the Company was required to pay interest expense only (on the $11.1 million face value principal), at 7.875% per annum, computed on a 360 day year. The Company paid cash interest expense of $391 for the year ended December 31, 2023. Commencing September 21, 2023, and then on each of the successive first and tenth trading day of each month thereafter through to and including March 14, 2025 (each referred to as an “Installment Date”); and on the March 21, 2025 maturity date, the Company will be required to make a principal repayment of $292 together with accrued interest thereon, with such 38 payments referred to herein as the “Installment Amount”, settled in shares of common stock of the Company, subject to customary equity conditions, including minimum share price and volume thresholds, or at the election of the Company, in cash, in whole or in part.

In addition to the Installment Amount repayments, the Holder was able to elect to accelerate the conversion of future Installment Amount repayments, and interest thereon, subject to certain restrictions, as defined, utilizing the then current conversion price of the most recent Installment Date conversion price.

The payment of all amounts due and payable under this senior convertible note was guaranteed by all of Lucid Diagnostics’ subsidiaries; and the obligations under this senior convertible note were secured by all of the assets of Lucid Diagnostics and its subsidiaries.

Lucid was subject to certain customary affirmative and negative covenants regarding the rank of the note, along with the incurrence of further indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, and transactions with affiliates, among other customary matters.

Lucid was subject to financial covenants requiring: (i) a minimum of $5.0 million of available cash at all times; (ii) the ratio of (a) the outstanding principal amount of the total senior convertible notes outstanding, accrued and unpaid interest thereon and accrued and unpaid late charges to (b) the Company’s average market capitalization over the prior ten trading days, as of the last day of any fiscal quarter commencing with September 30, 2023, to not exceed 30%; and (iii) the Company’s market capitalization to at no time be less than $30 million.

The March 2023 Senior Convertible Note installment payments were payable in shares of Lucid Diagnostics common stock at a conversion price that was the lower of the contractual conversion price and 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion, subject to a conversion price floor of $0.30. The notes are also subject to certain provisions that may require redemption upon the occurrence of an event of default, a change of control, or certain equity issuances.

In the year ended December 31, 2024, approximately $8,365 of principal repayments along with approximately $912 of interest expense thereon, were settled through the issuance of 13,866,867 shares of common stock of the Company, with such shares having a fair value of approximately $13,482 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in debt extinguishment losses of $4,205 in the year ended December 31, 2024. In addition to principal payments through conversions, the Company redeemed the March 2023 Senior Convertible Note for $3,616, which included an additional $962 of debt extinguishment loss in the year ended December 31, 2024.

November 2024 Senior Convertible Note

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of Senior Secured Convertible Notes (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes was completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 (the “2024 SPA”), between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes. As of December 31, 2024 there was approximately $0.4 million of subscription receivable currently included in prepaid expenses, deposits, and other current assets on the Company’s consolidated balance sheets. Subsequent to December 31, 2024, the Company received the entire $0.4 million of subscription receivable.

The material terms of the 2024 Convertible Notes, upon issuance, are as follows:

Each 2024 Convertible Note has a 12.0% annual stated interest rate, a contractual maturity date of five years from the date of issuance, and a contractual conversion price of $1.00 per share of the Company’s common stock (subject to (i) in the event of certain issuances of additional securities by the Company at a price per share less than the then applicable conversion price, adjustment to such lower price per share, and (ii) customary proportionate adjustment upon any stock split, stock dividend, stock combination, recapitalization or other similar transaction). The Company will hold a stockholder meeting no later than June 30, 2025 to solicit the stockholder approval of the issuance of the conversion shares (and payment in kind of interest on the Notes).

The principal of the 2024 Convertible Notes does not amortize in installments over the term of the notes. The entire principal amount of the notes is due on the maturity date. The accrued interest on the 2024 Convertible Notes is paid quarterly in cash or, at the election of the holder, shares of the Company’s common stock, at a price based on the then current market price.

Note 12 — Debt - continued

Each 2024 Convertible Note is convertible into shares of the Company’s common stock at the holder’s election at any time and from time to time after the 6-month anniversary of issuance. In addition, each 2024 Convertible Note converts into shares of the Company’s common stock, subject to customary beneficial ownership and primary market limitations, (i) at the election of the holder upon the consummation by the Company of certain fundamental transactions (in which case all interest that would have accrued through maturity would also convert into shares of the Company’s common stock), or (ii) at the Company’s election at any time after the six-month anniversary of the issuance of such note, upon written notice given to the holder thereof, if the VWAP of the Company’s common stock has been at least $10.00 per share (subject to adjustment in the event of stock splits, stock dividends, and similar transactions) on 20 out of any 30 consecutive trading days. The Company is not permitted to voluntarily repurchase, redeem or prepay any 2024 Convertible Note, other than during the last 6 months prior to maturity thereof.

The 2024 Convertible Notes are secured by a lien on all the Company’s present and future tangible and intangible property and assets.

The 2024 Convertible Notes are subject to acceleration upon consummation of a fundamental transaction, upon default of the Case Western Reserve University Amended and Restated License Agreement, upon failure to obtain a positive Medicare coverage decision with respect to its EsoGuard product by the 18-month anniversary of issuance, and upon certain other customary events of default. Upon default the interest rate would increase to 18%.

Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates, and the consummation of fundamental transactions where the aggregate consideration payable in respect thereof, as determined on a per share of the Company’s common stock basis, has a fair market value that is less than $1.50, among other customary matters. Under the 2024 Convertible Notes, the Company is subject to a financial covenant requiring that the amount of its available cash equal or exceed $5.0 million at all times that at least 25% of the principal amount of 2024 Convertible Notes issued are outstanding. The Company was in compliance with all covenants as of December 31, 2024.

Certain of the investors in the purchase and sale of the 2024 Convertible Notes have the collective right to designate one individual to be appointed to the Company’s board of directors, subject to certain limitations and subject to the policies and procedures of the Company’s nominating and corporate governance committee.

The Company agreed that it will, within 120 days following the closing of the offering of the 2024 Convertible Notes, file with the SEC a resale registration statement on Form S-3 covering the resale of all shares of the Company’s common stock issuable upon conversion of the 2024 Convertible Notes. Subsequent to December 31, 2024, on March 14, 2025, a majority-in-interest of the holders of the 2024 Convertible Notes agreed to extend this filing deadline to 180 days following such closing.

The holders of the 2024 Convertible Notes have the right, based on their ownership interest in the Company assuming the conversion of all such notes, to participate in subsequent equity or debt financings or issuances by the Company (subject to customary exceptions).

Note 13 — Stock-Based Compensation

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

A total of 14,324,038 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 866,463 shares available for grant as of December 31, 2024. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of December 31, 2024. In January 2025, the number of shares available for grant was increased by 4,018,163 in accordance with the evergreen provisions of the plan.

Note 13 — Stock-Based Compensation - continued

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2022	2,565,377	$3.14	8.3
Granted(1)	3,618,000	$1.32
Exercised	—	$—
Forfeited	(678,994)	$2.75
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5	$765
Granted(1)	3,733,000	$1.21
Exercised	(3,333)	$1.31
Forfeited	(587,292)	$1.59
Outstanding stock options at December 31, 2024(3)	8,646,758	$1.68	8.1	$199
Vested and exercisable stock options at December 31, 2024	4,918,408	$2.02	7.5	$198

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of December 31, 2024 and December 31, 2023 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of December 31, 2024 and 2023.

On February 22, 2024, the Company granted 2,895,000 stock options to employees and directors under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.25. Each option will vest one-third after one year then ratably over the next eight quarters.

Subsequent to December 31, 2024, on February 20, 2025, the Company granted 1,306,000 stock options to employees under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.49. Each option will vest one-third on December 31, 2025 and then ratably over the next eight quarters.

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2022	2,091,420	$11.44
Granted	550,000	1.29
Vested	(303,980)	11.95
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	1,600,000	1.03
Vested	(26,912)	4.56
Forfeited	(13,088)	4.56
Unvested restricted stock awards as of December 31, 2024	3,897,440	$5.77

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

Subsequent to December 31, 2024, on February 20, 2025, a total of 2,686,800 restricted stock awards were granted to employees, management and directors under the Lucid Diagnostics 2018 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $4.0 million, which was measured using the grant date quoted closing price per share of Lucid Diagnostics Inc. common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest on a single vest date of May 20, 2028. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Note 13 — Stock-Based Compensation - continued

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Years Ended December 31,
	2024	2023
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$120	$63
Lucid Diagnostics 2018 Equity Plan – sales and marketing	1,221	948
Lucid Diagnostics 2018 Equity Plan - general and administrative	2,325	4,455
Lucid Diagnostics 2018 Equity Plan - research and development	517	296
PAVmed 2014 Equity Plan - cost of revenue	44	37
PAVmed 2014 Equity Plan - sales and marketing	144	463
PAVmed 2014 Equity Plan - general and administrative	5	173
PAVmed 2014 Equity Plan - research and development	158	387
Total stock-based compensation expense	$4,534	$6,822

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

Note 13 — Stock-Based Compensation - continued

As of December 31, 2024, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,016	1.8
Restricted Stock Awards	$1,565	1.3
PAVmed 2014 Equity Plan
Stock Options	$86	1.5

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.79 per share and $0.88 per share during the years ended December 31, 2024 and 2023, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Year Ended December 31,
	2024	2023
Expected term of stock options (in years)	5.7	5.6
Expected stock price volatility	73%	74%
Risk free interest rate	4.3%	3.9%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 511,884 shares and 231,987 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $353 and $276 on March 31, 2024 and 2023, respectively, under the Lucid ESPP. A total of 136,056 and 276,213 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $94 and $275 on September 30, 2024 and 2023, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 1,500,000 shares of common stock of which 259,830 shares are available for issue as of December 31, 2024. In January 2025, the number of shares available for issue was increased by 1,000,000 in accordance with the evergreen provisions of the plan.

Note 14 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

On March 13, 2024, the Company entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, a “Series B Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of Lucid Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 10,670 shares of Lucid Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), held by them for 31,790 shares of Series B Preferred Stock (collectively, the “Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Series B Exchange Agreements, the Company entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Series B Exchange Agreements (and are included in the 10,670 shares of Series A-1 Preferred Stock set forth above). Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of our common stock into which such Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. The Series B Preferred Stock is a voting security. The aggregate gross proceeds of these transactions were $18.2 million (inclusive of $5.7 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions).

Note 14 — Stockholders’ Equity - continued

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

Each holder of Series B Preferred Stock (i) was entitled to receive, and did receive, a dividend on or about March 13, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2025, and (ii) will be entitled to receive a dividend on or about March 13, 2026 equal to a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2026. A holder that voluntarily converts its Series B Preferred Stock prior to March 13, 2026 will not receive the dividend that accrues on such date with respect to such converted Series B Preferred Stock. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock.

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

In the year ended December 31, 2024, investors of the Series B-1 Preferred Stock converted 1,500 shares of Series B-1 Preferred Stock at the agreed upon conversion price of $0.7228 for 2,075,263 shares of the Company’s common stock.

Note 14 — Stockholders’ Equity - continued

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

Deemed Dividend on Series A and Series A-1 Convertible Preferred Stock Exchange Offer

The fair value of the consideration given in the form of the issue of 31,790 shares of Series B Convertible Preferred Stock, with such fair value recognized as the carrying value of such issued shares of Series B Convertible Preferred Stock, as compared to the carrying value of the extinguished Series A and Series A-1 Convertible Preferred Stock (carrying value of $24,294), resulting in an excess of fair value of $7.5 million recognized as a deemed dividend charged to accumulated deficit in the consolidated balance sheet on March 13, 2024, with such deemed dividend included as a component of net loss attributable to common stockholders, summarized as follows:

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

As of December 31, 2024 and December 31, 2023, there were 63,071,950 and 42,329,864 shares of common stock issued and outstanding, respectively. On September 10, 2024, following preferred equity transactions completed by the Company earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of the Company, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. As of December 31, 2024, PAVmed holds 31,302,444 shares of the Company’s common stock.

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. Substantially all of such shares were distributed by PAVmed to its shareholders on February 15, 2024.

Note 14 — Stockholders’ Equity - continued

On June 21, 2024, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that, for the prior 30 consecutive business days (through June 20, 2024), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). The notification letter stated that the Company would be afforded 180 calendar days (until December 18, 2024) to regain compliance, which grace period was extended by an additional 180 calendar days (until June 16, 2025).

On February 24, 2025, the Company received a notice from the Listing Qualifications Department of Nasdaq stating that the closing bid price of the Company’s common stock had been above the minimum of $1 per share for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) for ten consecutive trading days (through February 21, 2025) and accordingly, the Company had regained compliance with this listing requirement.

In the year ended December 31, 2024, the Company issued 790,000 shares of common stock to vendors in exchange for $641 of agreed upon services, which is included in general and administrative operating expenses on the Company’s consolidated statement of operations.

Subsequent to December 31, 2024, on March 5, 2025, the Company closed on the sale of 13,939,331 shares of its common stock at a price of $1.10 per share. The net proceeds of the offering, after deducting the estimated placement agent’s fees and other expenses, was approximately $14.5 million.

Also subsequent to December 31, 2024, on or about March 13, 2025, the Company issued 7,117,463 shares of its common stock as a dividend to the holders of its Series B Preferred Stock (in accordance with the terms of such preferred stock), which shares represent 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holders on March 13, 2025.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of December 31, 2024. This facility terminates on August 1, 2025, which is the first of the month following the 36-month anniversary of the effective date of the registration statement for the same.

In November 2022, the Company entered into an “at-the-market offering” (“ATM”) for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor. Cumulatively a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions, as of December 31, 2024. Effective as of March 4, 2025, the Company terminated the prospectus supplement for the “at-the-market offering”. The Company will not make any sales of common stock in such offering unless and until a new prospectus or prospectus supplement is filed.

Note 15 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Years Ended December 31,
	2024	2023
Current
Federal, State and Local	$—	$—
Deferred
Federal	(8,033)	(9,281)
State and Local	(2,173)	(6,897)
Current and Deferred tax (benefit) expense	(10,206)	(16,178)
Less: Valuation allowance reserve	10,206	16,178
Income tax (benefit) expense	$—	$—

Note 15 — Income Taxes - continued

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the respective period noted is as follows:

	Years Ended December 31,
	2024	2023
U.S. federal statutory rate	21.0%	21.0%
U.S. state and local income taxes, net of federal benefit	6.1%	6.4%
Permanent differences	(1.9)%	(1.3)%
Tax credits	0.4%	1.5%
Revaluation of state deferred taxes	0.8%	—%
Federal deferred true-up	(0.8)%	(0.7)%
State deferred true-up	(3.2)%	3.8%
Valuation allowance	(22.4)%	(30.7)%
Effective tax rate	—%	—%

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Years Ended December 31,
	2024	2023
Deferred Tax Assets
Net operating loss	$39,472	$29,059
Debt issue costs	—	55
Stock-based compensation expense	7,659	7,984
Accrued expenses	154	111
Depreciation & amortization	755	790
Lease liabilities	736	—
Research and development expenditures	3,107	3,109
Research and development tax credit carryforwards	1,225	1,062
Deferred tax assets	$53,108	$42,170

Deferred Tax Liabilities
Operating leases right-of-use assets	(732)	—
Deferred Tax Liabilities	$(732)	$—

Deferred tax assets, net of deferred tax liabilities	52,376	42,170
Less: valuation allowance	(52,376)	(42,170)
Deferred tax assets, net after valuation allowance	$—	$—

Note 15 — Income Taxes - continued

Deferred tax assets and deferred tax liabilities resulting from temporary differences are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of the change in the tax rate is recognized as income or expense in the period the change in tax rate is enacted.

As required by FASB ASC Topic 740, Income Taxes, (“ASC 740”), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of December 31, 2024 and 2023.

Lucid Diagnostics has federal and state net operating loss (“NOL”) carryforwards, available to reduce future taxable income, if any, as of December 31, 2024 and 2023, as follows: federal NOL carryforward of approximately $144.8 million and $103.5 million, respectively, with such federal NOL carryforward not having a statutory expiration date; and state NOL carryforward of approximately $134.6 million and $103.5 million, respectively, with such state NOL carryforward having statutory expiration dates commencing in 2037. The Company has not yet conducted a formal analysis and the NOL carryforward may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382).

As of October 14, 2021, Lucid Diagnostics filed its Federal income tax returns on a stand-alone legal entity basis but filed combined unitary state tax returns with PAVmed. As of September 10, 2024, Lucid Diagnostics no longer qualifies to be included in PAVmed’s combined unitary state tax returns and will file on a stand-alone legal entity basis. For all periods presented, the deferred tax asset net of valuation allowance, income tax expense and /or an uncertain tax position, if any; is determined based on Lucid Diagnostics stand-alone legal entity assumed filing of separate income tax returns in all jurisdictions.

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

Note 16 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Years Ended December 31,
	2024	2023
Numerator
Net loss	$(45,529)	$(52,666)
Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	(7,496)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(53,025)	$(52,666)

Denominator
Weighted average common shares outstanding, basic and diluted	50,515,773	41,756,129

Net loss per share (1)
Net loss per share - basic and diluted	$(1.05)	$(1.26)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the years ended December 31, 2024 and 2023 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all years presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	December 31,
	2024	2023

Stock options	8,646,758	5,504,383
Unvested restricted stock awards	3,897,440	2,337,440
Preferred stock	49,607,115	13,744,812
Total	62,151,313	21,586,635

Note 17 — Segment Information

Lucid’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income(loss) to assess segment profit or loss, allocate resources and assess performance. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. The Company’s significant segment expenses and other segment items align with the financial statements line items presented in its the consolidated statements of operations.

During the years ended December 31, 2024 and 2023 revenues resulting from the delivery of patient EsoGuard test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

