Form 10-Q
period 2025-03-31
Lucid Diagnostics Inc.
filed 2025-05-13
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of March 31, 2025 and May 9, 2025 there were 90,958,695 and 108,188,983, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$25,238	$22,358
Accounts receivable	61	45
Inventory	484	341
Prepaid expenses, deposits, and other current assets	1,754	2,404
Total current assets	27,537	25,148
Fixed assets, net	1,040	1,062
Operating lease right-of-use assets	2,454	2,637
Intangible assets, net	631	736
Other assets	1,133	1,132
Total assets	$32,795	$30,715
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$829	$1,241
Accrued expenses and other current liabilities	2,073	2,829
Operating lease liabilities, current portion	867	854
Senior Secured Convertible Notes - at fair value	32,800	18,600
Total current liabilities	36,569	23,524
Operating lease liabilities, less current portion	1,603	1,800
Total liabilities	38,172	25,324
Commitments and contingencies (Note 8)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 54,419 at March 31, 2025 and December 31, 2024	54,419	54,419
Common stock, $0.001 par value, 300,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively; 84,374,455 and 63,071,950 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	84	63
Additional paid-in capital	179,904	154,675
Accumulated deficit	(239,784)	(203,766)
Total Stockholders’ Equity (Deficit)	(5,377)	5,391
Total Liabilities and Stockholders’ Equity (Deficit)	$32,795	$30,715

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue	$828	$1,001
Operating expenses:
Cost of revenue	1,551	1,656
Sales and marketing	4,069	4,194
General and administrative	6,162	4,070
Amortization of acquired intangible assets	105	372
Research and development	1,428	1,501
Total operating expenses	13,315	11,793
Operating loss	(12,487)	(10,792)
Other income (expense):
Interest income	66	68
Interest expense	(9)	(12)
Change in fair value - Senior Secured Convertible Note	(14,478)	291
Debt extinguishments loss - Senior Secured Convertible Note	—	(167)
Other income (expense), net	(14,421)	180
Loss before provision for income tax	(26,908)	(10,612)
Provision for income taxes	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(26,908)	$(10,612)
Less: Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	(7,496)
Less: Series B Convertible Preferred Stock dividends earned	(9,110)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(36,018)	$(18,108)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.52)	$(0.40)
Weighted average common shares outstanding, basic and diluted	68,796,392	45,014,410

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2025 and 2024

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	54,419	$54,419	63,071,950	$63	$154,675	$(203,766)	$5,391
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	1,893	—	3	—	3
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	949	—	949
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	81	—	81
Purchase - Employee Stock Purchase Plan	—	—	203,051	—	141	—	141
Issuance - Interest payment paid in stock	—	—	40,767	—	32	—	32
Issuance - Registered Direct Offering, net of fees	—	—	13,939,331	14	14,920	—	14,934
Issuance - Dividend on Series B Preferred Stock	—	—	7,117,463	7	9,103	(9,110)	—
Net loss	—	—	—	—	—	(26,908)	(26,908)
Balance as of March 31, 2025	54,419	$54,419	84,374,455	$84	$179,904	$(239,784)	$(5,377)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,333	—	4	—	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	744	—	744
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	189	—	189
Vest - restricted stock awards	—	—	26,912	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	543,298	1	687	—	688
Purchase - Employee Stock Purchase Plan	—	—	511,884	1	352	—	353
Issuance - Series A-1 Preferred Stock	5,670	5,670	—	—	—	—	5,670
Exchange - Series A and Series A-1 Preferred Stock	(24,295)	(24,295)	—	—	—	(7,496)	(31,791)
Issuance through exchange - Series B Preferred Stock	31,790	31,790	—	—	—	—	31,790
Issuance through sale- Series B Preferred Stock	12,495	12,495	—	—	—	—	12,495
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,331,771	3	4,672	—	4,675
Net loss	—	—	—	—	—	(10,612)	(10,612)
Balance as of March 31, 2024	44,285	$44,285	46,747,062	$47	$136,411	$(168,849)	$11,894

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(26,908)	$(10,612)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	221	501
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	949	743
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	81	189
Change in fair value - Senior Secured Convertible Note	14,478	(291)
Debt extinguishment loss - Senior Secured Convertible Note	—	167
Amortization of common stock payment for vendor service agreement	74	23
Changes in operating assets and liabilities:
Accounts receivable	(16)	(4)
Prepaid expenses and other current assets	(185)	345
Accounts payable	(412)	(176)
Accrued expenses and other current liabilities	(756)	(704)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	9	(2,793)
Net cash flows used in operating activities	(12,465)	(12,612)

Cash flows from investing activities
Purchase of equipment	(93)	(37)
Net cash flows used in investing activities	(93)	(37)

Cash flows from financing activities
Proceeds – issue of preferred stock	—	18,165
Proceeds – issue of common stock - Registered Direct Offering, net of fees	14,934	—
Proceeds – issue of Senior Secured Convertible Notes	360	—
Proceeds – exercise of stock options	3	4
Proceeds – issue common stock – Employee Stock Purchase Plan	141	353
Net cash flows provided by financing activities	15,438	18,522

Net increase (decrease) in cash	2,880	5,873
Cash, beginning of period	22,358	18,896
Cash, end of period	$25,238	$24,769

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

Lucid Diagnostics Inc. is a commercial-stage, cancer prevention medical diagnostics company. Lucid is focused on the millions of patients with gastroesophageal reflux disease (GERD), also known as chronic heartburn, who are at risk of developing esophageal precancer and cancer.

EsoGuard is a bisulfite-converted next-generation sequencing (NGS) DNA assay performed on surface esophageal cells collected with EsoCheck. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory, for testing and analyses using our proprietary EsoGuard NGS DNA assay.

EsoCheck is an FDA 510(k) cleared and CE Mark certified noninvasive swallowable balloon capsule catheter device designed for in-office targeted sampling of surface esophageal cells in a less than two-minute long office procedure. It consists of a vitamin sized semi-rigid plastic capsule tethered to a thin silicone catheter from which a soft inflatable silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $0.8 million of revenue for the three months ended March 31, 2025, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to Lucid Diagnostics Inc common stockholders of approximately $36.0 million and had net cash flows used in operating activities of approximately $12.5 million for the three months ended March 31, 2025. As of March 31, 2025, the Company had negative working capital of approximately $9.0 million, with such working capital inclusive of the 2024 Convertible Notes (as defined below) classified as a current liability of approximately $32.8 million and approximately $25.2 million of cash. Subsequent to March 31, 2025, on April 11, 2025, the Company closed on the sale of 14,375,000 shares of its common stock at a price of $1.20 per share in a confidentially marketed public offering. The net proceeds of the offering, after deducting the placement agent’s fees and other expenses, was approximately $16.1 million.

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

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025, except as otherwise noted herein below.

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

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of December 31, 2024 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

The unaudited condensed consolidated results of operations for the three months ended March 31, 2025 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the 2024 Convertible Note, including the component related to accrued interest, is presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the 2024 Convertible Notes).

See Note 9, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 10, Debt, for a discussion of the 2024 Senior Convertible Notes.

Note 3 — Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company effective January 1, 2025, on a prospective basis. The Company does not expect the standard to have a significant impact on its consolidated financial statements in the 2025 Annual Report on Form 10-K.

Recent Accounting Standards Updates Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This update enhances financial statement disclosures by requiring public business entities to disclose specified information about certain costs and expenses including the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, and (d) intangible asset amortization included in each relevant expense caption. The update also requires disclosure of certain amounts that are already required to be disclosed under current GAAP, disclosure of a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and disclosure of the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. The amendments in this update may be applied either prospectively or retrospectively and are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its unaudited condensed consolidated financial statements.

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the potential impact this update will have on its unaudited condensed consolidated financial statements and disclosures.

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three months ended March 31, 2025, the Company recognized revenue of $828, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three months ended March 31, 2024 was $1,001, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three months ended March 31, 2025, the cost of revenue was $1,551, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three months ended March 31, 2024 was $1,656, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2024	$—	$—	$—	$—
MSA fees	3,150	—	—	3,150
ERC - Benefits	—	477	—	477
On Behalf Of (OBO) activities	—	—	171	171
Cash payments to PAVmed Inc.	(3,150)	(477)	(171)	(3,798)
Balance - March 31, 2025	$—	$—	$—	$—

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

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended March 31,
	2025	2024
Sales & Marketing	$164	$126
General & Administrative	2,253	1,804
Research & Development	733	570
Total MSA Fee	$3,150	$2,500

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2025	December 31, 2024
Advanced payments to service providers and suppliers	$598	$581
Prepaid insurance	329	443
Deposits	827	1,020
Subscribed amounts due from investors	—	360
Total prepaid expenses, deposits and other current assets	$1,754	$2,404

Note 7 — Leases

The Company’s future lease payments as of March 31, 2025, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2025 (remainder of year)	$775
2026	998
2027	942
2028	19
2029	—
Total lease payments	$2,734
Less: imputed interest	(264)
Present value of lease liabilities	$2,470

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$267	$305
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$34	$22
Weighted-average remaining lease term - operating leases (in years)	2.71	1.28
Weighted-average discount rate - operating leases	7.925%	7.875%

As of March 31, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases were $2,454 and $2,637, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company had outstanding operating lease obligations of $2,470 and $2,654, respectively, of which $867 and $854, respectively, are reported in operating lease liabilities, current portion and $1,603 and $1,800, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, used to discount future lease payments, as a function of the financing terms the Company would likely receive on the open market.

Note 8 — Commitment and Contingencies

Other Matters

In the ordinary course of Lucid’s business, particularly as it begins commercialization of its products, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows. Additionally, although the Company has specific insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2025
2024 Convertible Notes	$—	$—	$32,800	$32,800
Totals	$—	$—	$32,800	$32,800

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
2024 Convertible Notes	$—	$—	$18,600	$18,600
Totals	$—	$—	$18,600	$18,600

[1]	There were no transfers between the respective Levels during the three months ended March 31, 2025.

As discussed in Note 10, Debt, the Company issued Senior Secured Convertible Notes dated November 22, 2024 with a $21.975 million face value principal (“2024 Convertible Notes”). The convertible notes are accounted for under the fair value option (“FVO”) election, wherein, the financial instruments are initially measured at their issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

Note 9 — Financial Instruments Fair Value Measurements - continued

The estimated fair value of the 2024 Convertible Notes as of each March 31, 2025 and December 31, 2024 was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	2024 Convertible Notes: March 31, 2025	2024 Convertible Notes: December 31, 2024
Fair Value	$32,800	$18,600
Face value principal payable	$21,975	$21,975
Required rate of return	30.00%	29.00%
Conversion Price	$1.00	$1.00
Value of common stock	$1.49	$0.819
Expected term (years)	4.65	4.90
Volatility	40.00%	40.00%
Risk free rate	3.87%	4.28%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the 2024 Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$32,800
Balance as of March 31, 2025				$21,975	$32,800

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$18,600
Balance as of December 31, 2024				$21,975	$18,600

Note 10 — Debt - continued

The changes in the fair value of debt during the three months ended March 31, 2025 is as follows:

	2024 Convertible Notes	Other Income (expense)
Fair Value - December 31, 2024	$18,600	$—
Non-installment payments – common stock	(32)	—
Non-installment payments – cash	(246)	—
Change in fair value	14,478	(14,478)
Fair Value at March 31, 2025	$32,800
Other Income (Expense) - Change in fair value – three months ended March 31, 2025		$(14,478)

The changes in the fair value of debt during the three months ended March 31, 2024 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2023	$13,950	$—
Installment repayments – common stock	(83)	—
Non-installment payments – common stock	(436)	—
Change in fair value	(291)	291
Fair Value at March 31, 2024	$13,140
Other Income (Expense) - Change in fair value – three months ended March 31, 2024		$291

Note 10 — Debt - continued

November 2024 Senior Convertible Note

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of Senior Secured Convertible Notes (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes was completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 (the “2024 SPA”), between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes. As of December 31, 2024 there was an approximately $0.4 million subscription receivable in respect of the 2024 Convertibles Notes, which was reflected in prepaid expenses, deposits, and other current assets on the Company’s consolidated balance sheets as of such date. As of March 31, 2025, the Company had received the entire $0.4 million receivable.

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

Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates, and the consummation of fundamental transactions where the aggregate consideration payable in respect thereof, as determined on a per share of the Company’s common stock basis, has a fair market value that is less than $1.50, among other customary matters. Under the 2024 Convertible Notes, the Company is subject to a financial covenant requiring that the amount of its available cash equal or exceed $5.0 million at all times that at least 25% of the principal amount of 2024 Convertible Notes issued are outstanding. The Company was in compliance with all covenants as of March 31, 2025.

Certain of the investors in the purchase and sale of the 2024 Convertible Notes have the collective right to designate one individual to be appointed to the Company’s board of directors, subject to certain limitations and subject to the policies and procedures of the Company’s nominating and corporate governance committee.

The Company agreed that it will, within 120 days following the closing of the offering of the 2024 Convertible Notes, file with the SEC a resale registration statement on Form S-3 covering the resale of all shares of the Company’s common stock issuable upon conversion of the 2024 Convertible Notes. On March 14, 2025, a majority-in-interest of the holders of the 2024 Convertible Notes agreed to extend this filing deadline to 180 days following such closing (i.e,. May 22, 2025).

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

Under the SPA, Lucid issued in a registered direct offering under its effective shelf registration statement a Senior Secured Convertible Note dated March 21, 2023, referred to herein as the “March 2023 Senior Convertible Note”, with such note having a $11.1 million face value principal, a 7.875% annual stated interest rate, a contractual conversion price of $5.00 per share of the Company’s common stock, and a contractual maturity date of March 21, 2025.

The March 2023 Senior Convertible Note installment payments were payable in shares of Lucid Diagnostics common stock at a conversion price that was the lower of the contractual conversion price and 82.5% of the two lowest VWAPs during the last 10 trading days preceding the date of conversion.

In November 2024, the Company redeemed the March 2023 Senior Convertible Note.

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

A total of 18,342,201 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 886,247 shares available for grant as of March 31, 2025. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2025. In January 2025, the number of shares available for grant was increased by 4,018,163 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2024	8,646,758	$1.68	8.1	$199
Granted(1)	1,378,500	$1.47
Exercised	(1,893)	$1.31
Forfeited	(66,921)	$1.59
Outstanding stock options at March 31, 2025(3)	9,956,444	$1.66	8.1	$1,990
Vested and exercisable stock options at March 31, 2025	5,547,931	$1.93	7.4	$1,185

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of March 31, 2025 and December 31, 2024 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2025 and December 31, 2024.

On February 20, 2025, the Company granted 1,321,000 stock options to employees under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.49. Each option will vest one-third on December 31, 2025 and then ratably over the next eight quarters.

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2024	3,897,440	$5.77
Granted	2,686,800	1.49
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of March 31, 2025	6,584,240	$4.02

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended March 31,
	2025	2024
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$33	$25
Lucid Diagnostics 2018 Equity Plan – sales and marketing	221	271
Lucid Diagnostics 2018 Equity Plan - general and administrative	600	328
Lucid Diagnostics 2018 Equity Plan - research and development	95	120
PAVmed 2014 Equity Plan - cost of revenue	38	11
PAVmed 2014 Equity Plan - sales and marketing	18	79
PAVmed 2014 Equity Plan - general and administrative	1	2
PAVmed 2014 Equity Plan - research and development	24	97
Total stock-based compensation expense	$1,030	$933

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

As of March 31, 2025, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,718	2.0
Restricted Stock Awards	$5,171	2.3
PAVmed 2014 Equity Plan
Stock Options	$5	1.8

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.94 per share and $0.84 per share during the three months ended March 31, 2025 and 2024, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2025	2024
Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	68%	74%
Risk free interest rate	4.4%	4.3%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 203,051 shares and 511,884 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $141 and $353 on March 31, 2025 and 2024, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 2,500,000 shares of common stock of which 1,056,779 shares are available for issue as of March 31, 2025. In January 2025, the number of shares available for issue was increased by 1,000,000 in accordance with the evergreen provisions of the plan.

Note 12 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

On March 13, 2024, the Company entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, a “Series B Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of Lucid Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 10,670 shares of Lucid Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), held by them for 31,790 shares of Series B Preferred Stock (collectively, the “Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Series B Exchange Agreements, the Company entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Series B Exchange Agreements (and are included in the 10,670 shares of Series A-1 Preferred Stock set forth above). Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The terms of the Series B Preferred Stock also include a one times preference on liquidation and a right to receive dividends equal to 20% of the number of shares of our common stock into which such Series B Preferred Stock is convertible, payable on the one-year and two-year anniversary of the issuance date. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. The Series B Preferred Stock is a voting security (subject to certain beneficial ownership limitations). The aggregate gross proceeds of these transactions were $18.2 million (inclusive of $5.7 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions). The exchange of the shares of Series A Preferred Stock and Series A-1 Preferred Stock for shares of Series B Preferred Stock in the Series B Offering and Exchange resulted in the Company recognizing a deemed dividend of $7.5 million.

Note 12 — Stockholders’ Equity - continued

Each holder of Series B Preferred Stock (i) was entitled to receive, and did receive, a dividend on or about March 13, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2025, and (ii) will be entitled to receive a dividend on or about March 13, 2026 equal to a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2026. A holder that voluntarily converts its Series B Preferred Stock prior to March 13, 2026 will not receive the dividend that accrues on such date with respect to such converted Series B Preferred Stock. The holders of the Series B Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. The Company issued in the aggregate 7,117,463 common shares, with such shares having a fair value of approximately $9.1 million at the time of issuance, in satisfaction of the March 13, 2025 Series B Preferred Stock dividend.

Series B-1 Preferred Stock Offering

On May 6, 2024, the Company issued approximately 11,634 shares of Series B-1 Convertible Preferred Stock (the “Series B-1 Preferred Stock”). The terms of the Series B-1 Preferred Stock are substantially similar to the terms of the Series B Preferred Stock, except that the Series B-1 Preferred Stock has a conversion price of $0.7228. The aggregate gross proceeds from the sale of shares in this offering were $11.6 million. In the year ended December 31, 2024, investors of the Series B-1 Preferred Stock converted 1,500 shares of Series B-1 Preferred Stock at the agreed upon conversion price of $0.7228 for 2,075,263 shares of the Company’s common stock.

Each holder of Series B-1 Preferred Stock (i) was entitled to receive, and did receive, a dividend on or about May 6, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2025, and (ii) will be entitled to receive a dividend on or about May 6, 2026 equal to a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2026. A holder that voluntarily converts its Series B-1 Preferred Stock prior to May 6, 2026 will not receive the dividend that accrues on such date with respect to such converted Series B-1 Preferred Stock. The holders of the Series B-1 Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock.

Subsequent to March 31, 2025, the Company issued in the aggregate 2,803,960 common shares in satisfaction of the May 6, 2025 Series B-1 Preferred Stock dividend.

Lucid Diagnostics Common Stock

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

March 2025 Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,331 shares of its common stock at a price of $1.10 per share in a registered direct offering. The net proceeds of the offering, after deducting approximately $0.4 million of placement agent’s fees and other expenses, was approximately $14.9 million.

April 2025 Confidentially Marketed Public Offering

Subsequent to March 31, 2025, on April 11, 2025, the Company closed on the sale of 14,375,000 shares of its common stock at a price of $1.20 per share in a confidentially marketed public offering. The net proceeds of the offering, after deducting the placement agent’s fees and other expenses, was approximately $16.1 million.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of March 31, 2025. This facility terminates on August 1, 2025, which is the first of the month following the 36-month anniversary of the effective date of the registration statement for the same.

In November 2022, the Company entered into an “at-the-market offering” (“ATM”) for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Cantor. Cumulatively a total of 230,068 shares of Lucid Diagnostics’ common stock were issued through the at-the-market equity facility for net proceeds of approximately $0.3 million, after payments of 3% commissions, through March 4, 2025, the date on which the Company terminated the prospectus supplement for the “at-the-market offering”. The Company will not make any sales of common stock in such offering unless and until a new prospectus or prospectus supplement is filed.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended March 31,
	2025	2024
Numerator
Net loss	$(26,908)	$(10,612)
Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	(7,496)
Series B Convertible Preferred Stock dividends earned	$(9,110)	$—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(36,018)	$(18,108)

Denominator
Weighted average common shares outstanding, basic and diluted	68,796,392	45,014,410

Net loss per share (1)
Net loss per share - basic and diluted	$(0.52)	$(0.40)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the three months ended March 31, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2025	2024

Stock options	9,956,444	8,332,713
Unvested restricted stock awards	6,584,240	2,297,440
Preferred stock	49,607,115	35,587,314
Total	66,147,799	46,217,467

Note 14 — Segment Information

Lucid’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income(loss) to assess segment profit or loss, allocate resources and assess performance. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. The Company’s significant segment expenses and other segment items align with the financial statements line items presented in its the unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2025 and 2024 revenues resulting from the delivery of patient EsoGuard test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Form 10-Q”), including the discussion and analysis of our unaudited condensed consolidated financial condition and results of operations, contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Forward-looking statements are not guarantees of future performance and the Company’s actual results may differ significantly from those expressed or implied in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Item 1A of Part I of the Form 10-K under the heading “Risk Factors.”

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

We may not actually achieve the results, plans and/or objectives disclosed in our forward-looking statements, and the intended or expected developments and/or other events disclosed in our forward-looking statements may not actually occur, and accordingly you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

Recent Developments

April 2025 Confidentially Marketed Public Offering

On April 11, 2025, the Company closed on the sale of 14,375,000 shares of its common stock at a price of $1.20 per share (the “April 2025 Offering”). The net proceeds of the April 2025 Offering, after deducting the estimated placement agent’s fees and other expenses of $1.2 million, was approximately $16.1 million. The Company intends to use the net proceeds from the April 2025 Offering for working capital and other general corporate purposes.

March 2025 Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,331 shares of its common stock at a price of $1.10 per share (the “Offering”). The net proceeds of the Offering, after deducting the estimated placement agent’s fees and other expenses of $0.4 million, was approximately $14.9 million. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

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

Recent Developments - continued

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

The three months ended March 31, 2025 as compared to three months ended March 31, 2024

Revenue

In the three months ended March 31, 2025, revenue was $0.8 million as compared to $1.0 million for the corresponding period in the prior year. The $0.2 million decrease principally relates to the revenue for our EsoGuard Esophageal DNA Test performed in our CLIA laboratory for the period and the consideration received for the performance of the EsoGuard Esophageal DNA Test.

Cost of revenue

In the three months ended March 31, 2025, the cost of revenue was approximately $1.6 million as compared to $1.7 million for the corresponding period in the prior year. The $0.1 million decrease was principally related to:

●	approximately $0.3 million decrease in the manufacturing costs associated with the EsoCheck devices and EsoGuard Esophageal DNA Tests; and
●	approximately $0.2 million increase in compensation related costs.

Sales and marketing expenses

In the three months ended March 31, 2025, sales and marketing costs were approximately $4.1 million as compared to $4.2 million for the corresponding period in the prior year. The net decrease of $0.1 million was principally related to:

●	approximately $0.1 million decrease related to third-party professional marketing and information technology expenses,
●	approximately $0.1 million decrease in stock-based compensation; and
●	approximately $0.1 million increase in cash compensation costs.

General and administrative expenses

In the three months ended March 31, 2025, general and administrative costs were approximately $6.2 million as compared to $4.1 million for the corresponding period in the prior year. The net increase of $2.1 million was principally related to:

●	approximately $1.2 million increase related to financing related costs;
●	approximately $0.4 million increase in compensation and stock-based compensation costs;
●	approximately $0.4 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.1 million increase in third-party professional fees, including expenses related to investor relations.

Research and development expenses

In the three months ended March 31, 2025, research and development costs were approximately $1.4 million, compared to $1.5 million for the corresponding period in the prior year. The net decrease of $0.1 million was principally related to:

●	approximately $0.2 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $0.2 million decrease in development costs, particularly in clinical trial activities; and
●	approximately $0.1 million decrease in stock-based compensation.

Results of Operations - continued

The three months ended March 31, 2025 as compared to three months ended March 31, 2024 - continued

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.1 million in the three months ended March 31, 2025, as compared to $0.4 million for the corresponding period in the prior year. The decrease of $0.3 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2025 and 2024, the change in the fair value of our convertible note was approximately $14.5 million of expense and $0.3 million of income, respectively, related to the 2024 Convertible Notes and the March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The 2024 Convertible Notes and March 2023 Senior Convertible Note were initially measured at its issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value remeasurement as a non-cash expense on the issue date.

Loss on Debt Extinguishment

In the three months ended March 31, 2024, a debt extinguishment loss in the aggregate of approximately 0.2 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●	In the three months ended March 31, 2024, approximately $0.1 million of principal repayments along with approximately $0.4 million of interest expense thereon, were settled through the issuance of 543,298 shares of common stock of the Company, with such shares having a fair value of approximately $0.7 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.2 million in the three months ended March 31, 2024. The Company did not incur debt extinguishment loss.in the three months ended March 31, 2025.

See Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the 2024 Convertible Notes and the March 2023 Senior Convertible Note.

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services, to ongoing research and development activities, and to conducting clinical trials. We experienced a net loss of approximately $26.9 million and used approximately $12.5 million of cash in operations during the quarter ended March 31, 2025. Financing activities provided $15.4 million of cash during the quarter ended March 31, 2025. We ended the quarter with cash on-hand of $25.2 million as of March 31, 2025. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

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

Liquidity and Capital Resources - continued

March 2025 Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,331 shares of its common stock at a price of $1.10 per share (the “Offering”). The net proceeds of the Offering, after deducting the estimated placement agent’s fees and other expenses of $0.4 million, was approximately $14.9 million. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

April 2025 Confidentially Marketed Public Offering

On April 11, 2025, the Company closed on the sale of 14,375,000 shares of its common stock at a price of $1.20 per share (the “April 2025 Offering”). The net proceeds of the April 2025 Offering, after deducting the estimated placement agent’s fees and other expenses of $1.2 million, was approximately $16.1 million. The Company intends to use the net proceeds from the April 2025 Offering for working capital and other general corporate purposes.

Committed Equity Facility and ATM Facility

In March 2022, we entered into a committed equity facility with a Cantor affiliate. Under the terms of the committed equity facility, the Cantor affiliate has committed to purchase up to $50 million of our common stock from time to time at our request. While there are distinct differences, the committed equity facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows us to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively, a total of 680,263 shares of common stock of the Company have been issued through our committed equity facility for net proceeds of approximately $1.8 million, after a 4% discount, as of March 31, 2025. This facility terminates on August 1, 2025, which is the first of the month following the 36-month anniversary of the effective date of the registration statement for the same.

In November 2022, Lucid Diagnostics also entered into an “at-the-market offering” for up to $6.5 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between Lucid Diagnostics and Cantor. Cumulatively, a total of 230,068 shares of the Company have been issued through our at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions, as of March 31, 2025. Effective as of March 4, 2025, the Company terminated the prospectus supplement for the “at-the-market offering”. The Company will not make any sales of common stock in such offering unless and until a new prospectus or prospectus supplement is filed.

November 2024 Senior Convertible Note Refinancing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 12.0% Senior Secured Convertible Notes due 2029 (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes was completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 , between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes.

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

As of March 31, 2025, we had a Due To: PAVmed Inc. payment obligation liability of $0.0 million, which liability reflects that we had no accrued obligations under a payroll and benefit expense reimbursement agreement (the “PBERA”) and the MSA, or with respect to any other operating expenses paid by PAVmed on our behalf. See our accompanying unaudited condensed consolidated financial statements Note 5, Related Party Transactions.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025. There have been no material changes to our critical accounting estimates in the three months ended March 31, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as set forth above and as previously disclosed in our current reports on Form 8-K filed prior to the date of this Form 10-Q and in the Annual Report, we did not sell any unregistered securities or repurchase any of our securities during the three months ended March 31, 2025.

See Part I, Item 2 under the caption “Liquidity and Capital Resources” for a description of limitations on the payment of dividends.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

May 13, 2025	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.1	Underwriting Agreement (April 2025 CMPO)	8-K	1.1	4/10/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

