Form 10-Q
period 2025-06-30
Lucid Diagnostics Inc.
filed 2025-08-12
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025 and August 8, 2025 there were 108,411,028 and 108,477,495, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Cash	$31,123	$22,358
Accounts receivable	373	45
Inventory	505	341
Prepaid expenses, deposits, and other current assets	1,832	2,404
Total current assets	33,833	25,148
Fixed assets, net	948	1,062
Operating lease right-of-use assets	2,238	2,637
Intangible assets, net	526	736
Other assets	1,125	1,132
Total assets	$38,670	$30,715
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$833	$1,241
Accrued expenses and other current liabilities	2,422	2,829
Operating lease liabilities, current portion	871	854
Senior Secured Convertible Notes - at fair value	25,300	18,600
Total current liabilities	29,426	23,524
Operating lease liabilities, less current portion	1,382	1,800
Total liabilities	30,808	25,324
Commitments and contingencies (Note 8)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 54,419 at June 30, 2025 and December 31, 2024	54,419	54,419
Common stock, $0.001 par value, 300,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively; 101,826,788 and 63,071,950 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	102	63
Additional paid-in capital	201,013	154,675
Accumulated deficit	(247,672)	(203,766)
Total Stockholders’ Equity (Deficit)	7,862	5,391
Total Liabilities and Stockholders’ Equity (Deficit)	$38,670	$30,715

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,163	$976	$1,991	$1,977
Operating expenses:
Cost of revenue	1,563	1,614	3,114	3,269
Sales and marketing	4,007	4,210	8,076	8,404
General and administrative	5,617	4,867	11,779	8,937
Amortization of acquired intangible assets	105	105	210	477
Research and development	1,255	1,372	2,683	2,873
Total operating expenses	12,547	12,168	25,862	23,960
Operating loss	(11,384)	(11,192)	(23,871)	(21,983)
Other income (expense):
Interest income	110	107	176	175
Interest expense	(6)	(6)	(14)	(18)
Change in fair value - Senior Secured Convertible Note	6,841	599	(7,638)	890
Debt extinguishments loss - Senior Secured Convertible Note	—	(513)	—	(681)
Other income (expense), net	6,945	187	(7,476)	366
Loss before provision for income tax	(4,439)	(11,005)	(31,347)	(21,617)
Provision for income taxes	—	—	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(4,439)	$(11,005)	$(31,347)	$(21,617)
Less: Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	—	—	(7,496)
Less: Series B and Series B-1 Convertible Preferred Stock dividends earned	$(3,449)	$—	(12,559)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(7,888)	$(11,005)	$(43,906)	$(29,113)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.08)	$(0.23)	$(0.52)	$(0.62)
Weighted average common shares outstanding, basic and diluted	98,989,161	48,212,040	83,976,182	46,613,362

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND SIX MONTHS ENDED June 30, 2025

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of March 31, 2025	54,419	54,419	84,374,455	$84	$179,904	$(239,784)	$(5,377)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	8,998	—	11	—	11
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,142	—	1,142
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	1	—	1
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	215,421	—	274	—	274
Issuance - Interest payment paid in stock	—	—	48,954	1	75	—	76
Issuance - Confidentially Marketed Public Offering, net of fees	—	—	14,375,000	14	16,160	—	16,174
Issuance - Dividend on Series B and Series B-1 Preferred Stock	—	—	2,803,960	3	3,446	(3,449)	—
Net loss	—	—	—	—	—	(4,439)	(4,439)
Balance as of June 30, 2025	54,419	$54,419	101,826,788	$102	$201,013	$(247,672)	$7,862

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	54,419	$54,419	63,071,950	$63	$154,675	$(203,766)	$5,391
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	10,891	—	13	—	13
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	2,092	—	2,092
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	82	—	82
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	215,421	—	274	—	274
Purchase - Employee Stock Purchase Plan	—	—	203,051	—	141	—	141
Issuance - Interest payment paid in stock	—	—	89,722	1	106	—	107
Issuance - Registered Direct Offering, net of fees	—	—	13,939,330	14	14,921	—	14,935
Issuance - Confidentially Marketed Public Offering, net of fees	—	—	14,375,000	14	16,160	—	16,174
Issuance - Dividend on Series B and Series B-1 Preferred Stock	—	—	9,921,423	10	12,549	(12,559)	—
Net loss	—	—	—	—	—	(31,347)	(31,347)
Balance as of June 30, 2025	54,419	$54,419	101,826,788	$102	$201,013	$(247,672)	$7,862

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND SIX MONTHS ENDED June 30, 2024

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of March 31, 2024	44,285	44,285	46,747,062	$47	$136,411	$(168,849)	$11,894
Stock-based compensation - Lucid Diagnostics Inc.	—	—	—	—	1,106	—	1,106
Stock-based compensation - PAVmed Inc.	—	—	—	—	95	—	95
Conversions - Senior Secured Convertible Note	—	—	2,117,883	2	1,852	—	1,854
Issuance through sale - Series B-1 Preferred Stock	11,634	11,634,000	—	—	—	—	11,634
Issue common stock - vendor service agreement	—	—	480,000	—	401	—	401
Net loss	—	—	—	—	—	(11,005)	(11,005)
Balance as of June 30, 2024	55,919	$55,919	49,344,945	$49	$139,865	$(179,854)	$15,979

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,333	—	4	—	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,850	—	1,850
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	285	—	285
Vest - restricted stock awards	—	—	26,912	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	2,661,181	3	2,538	—	2,541
Issuance - At-The-Market Facility, net of financing charges	—	—	—	—	—	—	—
Purchase - Employee Stock Purchase Plan	—	—	511,884	1	352	—	353
Issuance - Series A-1 Preferred Stock	5,670	5,670	—	—	—	—	5,670
Exchange - Series A and Series A-1 Preferred Stock	(24,295)	(24,295)	—	—	—	(7,496)	(31,791)
Issuance through exchange - Series B Preferred Stock	31,790	31,790	—	—	—	—	31,790
Issuance through sale- Series B and Series B-1 Preferred Stock	24,129	24,129	—	—	—	—	24,129
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,331,771	3	4,672	—	4,675
Issue common stock - vendor service agreement	—	—	480,000	—	401	—	401
Net loss	—	—	—	—	—	(21,617)	(21,617)
Balance as of June 30, 2024	55,919	$55,919	49,344,945	$49	$139,865	$(179,854)	$15,979

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(31,347)	$(21,617)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	443	730
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	2,092	1,850
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	82	285
Change in fair value - Senior Secured Convertible Note	7,638	(890)
Debt extinguishment loss - Senior Secured Convertible Note	—	681
Amortization of common stock payment for vendor service agreement	147	113
Changes in operating assets and liabilities:
Accounts receivable	(328)	(115)
Prepaid expenses and other current assets	(942)	625
Accounts payable	(408)	(243)
Accrued expenses and other current liabilities	(407)	(1,114)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	16	(4,399)
Net cash flows used in operating activities	(23,014)	(24,094)

Cash flows from investing activities
Purchase of equipment	(118)	(37)
Net cash flows used in investing activities	(118)	(37)

Cash flows from financing activities
Proceeds – issue of preferred stock	—	29,798
Proceeds – issue of common stock - Registered Direct Offering, net of fees	14,935	—
Proceeds – issue of common stock - Confidentially Marketed Public Offering, net of fees	16,174	—
Proceeds – issue of Senior Secured Convertible Notes	360	—
Proceeds – issue of common stock – At-The-Market Facility	274	—
Proceeds – exercise of stock options	13	4
Proceeds – issue common stock – Employee Stock Purchase Plan	141	353
Net cash flows provided by financing activities	31,897	30,155

Net increase in cash	8,765	6,024
Cash, beginning of period	22,358	18,896
Cash, end of period	$31,123	$24,920

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

EsoCheck is an FDA 510(k) cleared and CE Mark certified noninvasive swallowable balloon capsule catheter device designed for in-office targeted sampling of surface esophageal cells in a less than two minute long office procedure. It consists of a vitamin sized semi-rigid plastic capsule tethered to a thin silicone catheter from which a soft inflatable silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.2 million and $2.0 million of revenue for the three and six months ended June 30, 2025, respectively, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to its common stockholders of approximately $43.9 million and had net cash flows used in operating activities of approximately $23.0 million for the six months ended June 30, 2025. As of June 30, 2025, the Company had working capital of approximately $4.4 million, with such working capital inclusive of the 2024 Convertible Notes (as defined below) classified as a current liability of approximately $25.3 million and approximately $31.1 million of cash.

The Company’s ability to continue operations 12 months beyond the issuance of the financial statements, will depend upon generating substantial revenue that is conditioned upon obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, and increasing revenue through cash pay and contracted revenue programs that target, among others, concierge medicine practices and self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025.

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

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three and six months ended June 30, 2025, the Company recognized revenue of $1,163 and $1,991, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three and six months ended June 30, 2024 was $976 and $1,977, respectively, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and six months ended June 30, 2025, the cost of revenue was $1,563 and $3,114, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three and six months ended June 30, 2024 was $1,614 and $3,269, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2024	$—	$—	$—	$—
MSA fees	6,300	—	—	6,300
ERC - Benefits	—	771	—	771
On Behalf Of (OBO) activities	—	—	288	288
Cash payments to PAVmed Inc.	(6,300)	(771)	(288)	(7,359)
Balance - June 30, 2025	$—	$—	$—	$—

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

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales & Marketing	165	127	$329	$253
General & Administrative	2,252	1,803	4,505	3,607
Research & Development	733	570	1,466	1,140
Total MSA Fee	$3,150	$2,500	$6,300	$5,000

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2025	December 31, 2024
Advanced payments to service providers and suppliers	$476	$581
Prepaid insurance	220	443
Deposits	1,136	1,020
Subscribed amounts due from investors	—	360
Total prepaid expenses, deposits and other current assets	$1,832	$2,404

Note 7 — Leases

The Company’s future lease payments as of June 30, 2025, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2025 (remainder of year)	$512
2026	998
2027	942
2028	19
2029	—
Total lease payments	$2,471
Less: imputed interest	(218)
Present value of lease liabilities	$2,253

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$529	$598
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$34	$2,285
Weighted-average remaining lease term - operating leases (in years)	2.47	3.33
Weighted-average discount rate - operating leases	7.925%	7.875%

As of June 30, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases were $2,238 and $2,637, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company had outstanding operating lease obligations of $2,253 and $2,654, respectively, of which $871 and $854, respectively, are reported in operating lease liabilities, current portion and $1,382 and $1,800, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
June 30, 2025
2024 Convertible Notes	$—	$—	$25,300	$25,300
Totals	$—	$—	$25,300	$25,300

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
2024 Convertible Notes	$—	$—	$18,600	$18,600
Totals	$—	$—	$18,600	$18,600

[1]	There were no transfers between the respective Levels during the six months ended June 30, 2025.

Note 9 — Financial Instruments Fair Value Measurements - continued

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

The estimated fair value of the 2024 Convertible Notes as of each June 30, 2025 and December 31, 2024 was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	2024 Convertible Notes: June 30, 2025	2024 Convertible Notes: December 31, 2024
Fair Value	$25,300	$18,600
Face value principal payable	$21,975	$21,975
Required rate of return	29.50%	29.00%
Conversion Price	$1.00	$1.00
Value of common stock	$1.15	$0.819
Expected term (years)	4.40	4.90
Volatility	40.00%	40.00%
Risk free rate	3.69%	4.28%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the 2024 Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$25,300
Balance as of June 30, 2025				$21,975	$25,300

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$18,600
Balance as of December 31, 2024				$21,975	$18,600

Note 10 — Debt - continued

The changes in the fair value of debt during the three and six months ended June 30, 2025 is as follows:

	2024 Convertible Notes	Other Income (expense)
Fair Value - March 31, 2025	$32,800	$—
Non-installment payments – common stock	(75)	—
Non-installment payments – cash	(584)	—
Change in fair value	(6,841)	6,841
Fair Value at June 30, 2025	$25,300
Other Income (Expense) - Change in fair value – three months ended June 30, 2025		$6,841

	2024 Convertible Notes	Other Income (expense)
Fair Value - December 31, 2024	$18,600	$—
Non-installment payments – common stock	(107)	—
Non-installment payments – cash	(831)	—
Change in fair value	7,638	(7,638)
Fair Value at June 30, 2025	$25,300
Other Income (Expense) - Change in fair value – six months ended June 30, 2025		$(7,638)

The changes in the fair value of debt during the three and six months ended June 30, 2024 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - March 31, 2024	$13,140	$—
Installment repayments – common stock	(1,125)	—
Non-installment payments – common stock	(216)	—
Change in fair value	(599)	599
Fair Value at June 30, 2024	$11,200
Other Income (Expense) - Change in fair value – three months ended June 30, 2024		$599

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2023	$13,950	$—
Installment repayments – common stock	(1,208)	—
Non-installment payments – common stock	(652)	—
Change in fair value	(890)	890
Fair Value at June 30, 2024	$11,200
Other Income (Expense) - Change in fair value – six months ended June 30, 2024		$890

Note 10 — Debt - continued

2024 Senior Convertible Note

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of Senior Secured Convertible Notes (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes was completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 (the “2024 SPA”), between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes. As of December 31, 2024 there was an approximately $0.4 million subscription receivable in respect of the 2024 Convertibles Notes, which was reflected in prepaid expenses, deposits, and other current assets on the Company’s consolidated balance sheets as of such date. As of June 30, 2025, the Company had received the entire $0.4 million receivable.

Each 2024 Convertible Note has a 12.0% annual stated interest rate, a contractual maturity date of five years from the date of issuance, and a contractual conversion price of $1.00 per share of the Company’s common stock (subject to (i) in the event of certain issuances of additional securities by the Company at a price per share less than the then applicable conversion price, adjustment to such lower price per share, and (ii) customary proportionate adjustment upon any stock split, stock dividend, stock combination, recapitalization or other similar transaction). The Company held a stockholder meeting on June 18, 2025 at which the stockholders approved the issuance of the shares issuable upon conversion of the Notes in excess of any primary market limitations.

Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates, and the consummation of fundamental transactions where the aggregate consideration payable in respect thereof, as determined on a per share of the Company’s common stock basis, has a fair market value that is less than $1.50, among other customary matters. Under the 2024 Convertible Notes, the Company is subject to a financial covenant requiring that the amount of its available cash equal or exceed $5.0 million at all times that at least 25% of the principal amount of 2024 Convertible Notes issued are outstanding. The Company was in compliance with all covenants as of June 30, 2025.

The Company agreed that it would file with the SEC a resale registration statement on Form S-3 covering the resale of all shares of the Company’s common stock issuable upon conversion of the 2024 Convertible Notes. Such filing was made, as required under the notes, on May 22, 2025.

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

A total of 18,342,201 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 1,001,663 shares available for grant as of June 30, 2025. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2025. In January 2025, the number of shares available for grant was increased by 4,018,163 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2024	8,646,758	$1.68	8.1	$199
Granted(1)	1,471,000	$1.46
Exercised	(10,891)	$1.23
Forfeited	(274,837)	$1.48
Outstanding stock options at June 30, 2025(3)	9,832,030	$1.66	7.8	$446
Vested and exercisable stock options at June 30, 2025	6,019,811	$1.87	7.2	$373

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.

(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of June 30, 2025 and December 31, 2024 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.

(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2025 and December 31, 2024.

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

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2024	3,897,440	$5.77
Granted	2,686,800	1.49
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of June 30, 2025	6,584,240	$4.02

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$38	$33	$71	$58
Lucid Diagnostics 2018 Equity Plan – sales and marketing	245	326	466	597
Lucid Diagnostics 2018 Equity Plan - general and administrative	740	609	1,341	937
Lucid Diagnostics 2018 Equity Plan - research and development	119	138	214	258
PAVmed 2014 Equity Plan - cost of revenue	—	11	38	22
PAVmed 2014 Equity Plan - sales and marketing	—	39	19	118
PAVmed 2014 Equity Plan - general and administrative	1	1	1	4
PAVmed 2014 Equity Plan - research and development	—	44	24	141
Total stock-based compensation expense	$1,143	$1,201	$2,174	$2,135

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

As of June 30, 2025, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,089	1.8
Restricted Stock Awards	$4,603	2.1
PAVmed 2014 Equity Plan
Stock Options	$4	1.5

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.93 per share and $0.80 per share during the six months ended June 30, 2025 and 2024, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2025	2024
Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	68%	74%
Risk free interest rate	4.4%	4.4%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 203,051 shares and 511,884 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $141 and $353 on March 31, 2025 and 2024, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 2,500,000 shares of common stock of which 1,056,779 shares are available for issue as of June 30, 2025.

Note 12 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

As of June 30, 2025 and December 31, 2024, there were 44,285 shares of Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

Series B-1 Preferred Stock Offering

As of June 30, 2025 and December 31, 2024, there were 10,134 shares of Series B-1 Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

Each holder of Series B-1 Preferred Stock (i) was entitled to receive, and did receive, a dividend on or about May 6, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2025, and (ii) will be entitled to receive a dividend on or about May 6, 2026 equal to a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2026. A holder that voluntarily converts its Series B-1 Preferred Stock prior to May 6, 2026 will not receive the dividend that accrues on such date with respect to such converted Series B-1 Preferred Stock. The holders of the Series B-1 Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock. The Company issued in the aggregate 2,803,960 common shares, with such shares having a fair value of approximately $3.5 million at the time of issuance, in satisfaction of the May 6, 2025 Series B-1 Preferred Stock dividend.

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

Note 12 — Stockholders’ Equity - continued

March 2025 Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,330 shares of its common stock at a price of $1.10 per share in a registered direct offering. The net proceeds of the offering, after deducting approximately $0.4 million of placement agent’s fees and other expenses, was approximately $14.9 million.

April 2025 Confidentially Marketed Public Offering

On April 11, 2025, the Company closed on the sale of 14,375,000 shares of its common stock at a price of $1.20 per share in a confidentially marketed public offering. The net proceeds of the offering, after deducting approximately $1.1 million of the placement agent’s fees and other expenses, was approximately $16.2 million.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of June 30, 2025. This facility terminated on August 1, 2025, which is the first of the month following the 36-month anniversary of the effective date of the registration statement for the same. Upon termination any remaining deferred financing fees were expensed.

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the six months ended June 30, 2025, the Company sold 215,421 shares through their at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator
Net loss	$(4,439)	$(11,005)	$(31,347)	$(21,617)
Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	—	—	(7,496)
Series B and Series B-1 Convertible Preferred Stock dividends earned	(3,449)	—	(12,559)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(7,888)	$(11,005)	$(43,906)	$(29,113)

Denominator
Weighted average common shares outstanding, basic and diluted	98,989,161	48,212,040	83,976,182	46,613,362

Net loss per share (1)
Net loss per share - basic and diluted	$(0.08)	$(0.23)	$(0.52)	$(0.62)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the six months ended June 30, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2025	2024

Stock options	9,832,030	8,744,626
Unvested restricted stock awards	6,584,240	3,897,440
Preferred stock	49,607,115	51,682,378
Total	66,023,385	64,324,444

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

During the three and six months ended June 30, 2025 and 2024 revenues resulting from the delivery of patient EsoGuard test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

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

We may not actually achieve the results, plans and/or objectives disclosed in our forward-looking statements, and the intended or expected results, developments and/or other events disclosed in our forward-looking statements may not actually occur, and accordingly you should not place undue reliance on our forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents we have filed as exhibits to this Form 10-Q and the Form 10-K completely and with the understanding our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

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

EsoCheck is an FDA 510(k) and CE Mark cleared noninvasive swallowable balloon capsule catheter device capable of sampling surface esophageal cells in a less than two minute office procedure. It consists of a vitamin pill-sized rigid plastic capsule tethered to a thin silicone catheter from which a soft silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When vacuum suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal. We believe this proprietary Collect+Protect™ technology makes EsoCheck the only noninvasive esophageal cell collection device capable of such anatomically targeted and protected sampling.

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

As part of the LCD reconsideration process, MolDX-participating Medicare Administrative Contractors are scheduled to convene a Contractor Advisory Committee (CAC) Meeting regarding the LCD on September 4, 2025.

Clinical Study Publications

In April 2025, the Company’s fifth peer-reviewed clinical utility manuscript, “Enhancing the Diagnostic Yield of EGD for Diagnosis of Barrett’s Esophagus Through Methylated DNA Biomarker Triage,” was published in Gastroenterology & Hepatology. This manuscript presents clinical utility data from the ENVET-BE study, which is the second to assess the clinical utility of EsoGuard in a real-world screening population. The ENVET-BE study analyzed 209 EsoGuard-positive patients who underwent biomarker triage and confirmatory EGD in the 2023 calendar year, to test the hypothesis that EGDs performed on patients who first triage positive on EsoGuard have higher diagnostic yield than screening EGDs alone. The yield of screening EGDs was estimated by literature-established disease prevalence (10.6%). A 2.4-fold increase in BE detection compared with the performance goal was observed for the full study population. In the cohort meeting American College of Gastroenterology (ACG) criteria for BE screening, the diagnostic yield was increased by 2.7-fold.

On August 1, 2025, the American Journal of Gastroenterology e-published (ahead of printing) the manuscript “Nonendoscopic Detection of Barrett’s Esophagus in Patients Without GERD Symptoms.” This investigator-initiated pilot study evaluated EsoGuard in 120 patients without GERD symptoms, but who met American Gastroenterological Association (AGA) BE screening criteria. Of 34 EsoGuard-positive patients, 27 underwent EGD, confirming BE in 9 cases (PPV: 33%). Of 86 EsoGuard-negative patients, 22 volunteered for EGD, with zero BE cases (NPV: 100%). This is the first study to assess EsoGuard in this expanded risk group and informed the design of a larger, ongoing NIH R01-funded study.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC.

Recent Developments - continued

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

March 2025 Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,330 shares of its common stock at a price of $1.10 per share (the “Offering”). The net proceeds of the Offering, after deducting the estimated placement agent’s fees and other expenses of $0.4 million, was approximately $14.9 million. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

Russell 2000® and 3000® Indexes

On June 27, 2025, the Company was added to the Russell 2000® Index and the Russell 3000® Index, following the 2025 annual reconstitution by FTSE Russell.

Hoag Comprehensive Esophageal Precancer Testing Program Using EsoGuard

On June 18, 2025, the Company announced that Hoag, a nationally recognized regional healthcare delivery network, launched a comprehensive, integrated esophageal precancer testing program using the Company’s EsoGuard® Esophageal DNA Test. The Company will partner with Hoag to offer EsoGuard testing across its digestive health, primary care, and concierge medicine programs.

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

Highmark Reimbursement Approval

On March 13, 2025, the Company announced that Highmark Blue Cross Blue Shield, an independent licensee of the Blue Cross and Blue Shield Association, has issued a positive coverage policy for non-invasive screening of esophageal precancer and cancer in New York state. The new policy, which became effective as of May 26, 2025, covers EsoGuard in patients who meet established criteria for esophageal precancer testing consistent with professional society guidelines.

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

General and administrative expenses

General and administrative expenses consist primarily of professional fees for accounting, tax, audit and legal services (including those fees incurred as a result of our being a public company), consulting fees, employees costs involved in third-party payor reimbursement contract negotiations and consulting fees, expenses associated with obtaining and maintaining patents within our intellectual property portfolio, and certain employee costs, along with the portion of the MSA Fee allocated to general and administrative expenses.

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

Results of Operations - continued

The three months ended June 30, 2025 as compared to the three months ended June 30, 2024

Revenue

In the three months ended June 30, 2025, revenue was $1.2 million as compared to $1.0 million for the corresponding period in the prior year. The $0.2 million increase principally relates to the increase in the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the three months ended June 30, 2025, the cost of revenue remained relatively level at approximately $1.6 million, as compared to the corresponding period in the prior year.

Sales and marketing expenses

In the three months ended June 30, 2025, sales and marketing costs were approximately $4.0 million as compared to $4.2 million for the corresponding period in the prior year. The net decrease of $0.2 million was principally related to a decrease in compensation costs.

General and administrative expenses

In the three months ended June 30, 2025, general and administrative costs were approximately $5.6 million as compared to $4.9 million for the corresponding period in the prior year. The net increase of $0.7 million was principally related to:

●	approximately $0.4 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.3 million increase in stock-based compensation related costs.

Research and development expenses

In the three months ended June 30, 2025, research and development costs were approximately $1.3 million, compared to $1.4 million for the corresponding period in the prior year. The net decrease of $0.1 million was principally related to a decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees.

Amortization of Acquired Intangible Assets

In the three months ended June 30, 2025, the amortization of acquired intangible assets remained relatively level at approximately $0.1 million, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended June 30, 2025, the change in the fair value of our convertible notes was approximately $6.8 million of income, related to the 2024 Senior Convertible Notes (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The 2024 Senior Convertible Notes was initially measured at the notes’ issue-date estimated fair value and is subsequently remeasured at estimated fair value as of each reporting period date.

Results of Operations - continued

The three months ended June 30, 2025 as compared to three months ended June 30, 2024 - continued

Loss on Debt Extinguishment

The Company did not incur debt extinguishment loss in the three months ended June 30, 2025.

In the three months ended June 30, 2024, a debt extinguishment loss in the aggregate of approximately $0.5 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●	In the three months ended June 30, 2024, approximately $1.1 million of principal repayments along with approximately $0.2 million of interest expense thereon, were settled through the issuance of 2,117,883 shares of common stock of the Company, with such shares having a fair value of approximately $1.9 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $0.5 million in the three months ended June 30, 2025.

See Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the 2024 Senior Convertible Notes.

The six months ended June 30, 2025 as compared to six months ended June 30, 2024

Revenue

In the six months ended June 30, 2025, revenue remained relatively level at $2.0 million, as compared to the corresponding period in the prior year.

Cost of revenue

In the six months ended June 30, 2025, the cost of revenue was approximately $3.1 million as compared to $3.3 million for the corresponding period in the prior year. The net decrease of $0.2 million was principally related to:

●	approximately $0.4 million decrease in the manufacturing costs associated with the EsoCheck devices and EsoGuard Esophageal DNA Tests; and
●	approximately $0.2 million increase in compensation related costs.

Sales and marketing expenses

In the six months ended June 30, 2025, sales and marketing costs were approximately $8.1 million as compared to $8.4 million for the corresponding period in the prior year. The net decrease of $0.3 million was principally related to:

●	approximately $0.2 million decrease in stock-based compensation; and
●	approximately $0.1 million decrease related to third-party facility related expenses.

General and administrative expenses

In the six months ended June 30, 2025, general and administrative costs were approximately $11.8 million as compared to $8.9 million for the corresponding period in the prior year. The net increase of $2.9 million was principally related to:

●	approximately $1.6 million increase related to third-party professional fees, primarily due to financing related costs;
●	approximately $0.9 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed; and
●	approximately $0.4 million increase in stock-based compensation costs.

Research and development expenses

In the six months ended June 30, 2025, research and development costs were approximately $2.7 million, compared to $2.9 million for the corresponding period in the prior year. The net decrease of $0.2 million was principally related to:

●	approximately $0.3 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $0.3 million decrease in development costs, particularly in clinical trial activities; and
●	approximately $0.2 million decrease in stock-based compensation.

Results of Operations - continued

The six months ended June 30, 2025 as compared to six months ended June 30, 2024 - continued

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.2 million in the six months ended June 30, 2025, as compared to $0.5 million for the corresponding period in the prior year. The decrease of $0.3 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the six months ended June 30, 2025 and 2024, the change in the fair value of our convertible note was approximately $7.6 million of expense and $0.9 million of income, respectively, related to the 2024 Convertible Notes and the March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The 2024 Convertible Notes and March 2023 Senior Convertible Note were initially measured at their respective issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date. The Company initially recognized a $0.8 million fair value remeasurement as a non-cash expense on the issue date.

Loss on Debt Extinguishment

The Company did not incur debt extinguishment loss in the six months ended June 30, 2025.

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

See Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements, for additional information with respect to the 2024 Convertible Notes.

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

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer ($ in thousands)	March 13, 2024

Fair Value - 31,790 shares of Series B Preferred Stock issued in exchange for Series A and Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

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

Our ability to generate revenue depends upon our ability to successfully advance the commercialization of EsoGuard, including significantly expanding insurance reimbursement coverage. There are no assurances, however, we will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of our products and services.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services. We experienced a net loss of approximately $31.3 million and used approximately $23.0 million of cash in operations during the six months ended June 30, 2025. Financing activities provided $31.9 million of cash during the six months ended June 30, 2025. We ended the quarter with cash on-hand of $31.1 million as of June 30, 2025. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Liquidity and Capital Resources - continued

March 2025 Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,330 shares of its common stock at a price of $1.10 per share (the “Offering”). The net proceeds of the Offering, after deducting the estimated placement agent’s fees and other expenses of $0.4 million, was approximately $14.9 million. The Company intends to use the net proceeds from the Offering for working capital and other general corporate purposes.

April 2025 Confidentially Marketed Public Offering

On April 11, 2025, the Company closed on the sale of 14,375,000 shares of its common stock at a price of $1.20 per share (the “April 2025 Offering”). The net proceeds of the April 2025 Offering, after deducting the estimated placement agent’s fees and other expenses of $1.1 million, was approximately $16.2 million. The Company intends to use the net proceeds from the April 2025 Offering for working capital and other general corporate purposes.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the six months ended June 30, 2025, the Company sold 215,421 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025. There have been no material changes to our critical accounting estimates in the six months ended June 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously disclosed in our current and periodic reports filed prior to the date of this Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the three months ended June 30, 2025. The equity dividends described in Note 12, Preferred Stock, to our accompanying unaudited condensed consolidated financial statements (which were previously disclosed in a current report filed prior to the date of this Form 10-Q) were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving public offerings.

As long as the 2024 Convertible Notes are outstanding, we may not, directly or indirectly, redeem, or declare or pay any cash dividend or cash distribution on, any of our securities without the prior express written consent of a majority-in-interest of the holders of the 2024 Convertible Notes (subject to limited exceptions). Furthermore, our common stock is junior to our preferred stock with respect to certain in-kind dividends payable to the holders of such preferred stock.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

August 12, 2025	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
1.1	Sales Agreement (ATM Facility)	8-K	1.1	5/30/2025
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

