Form 10-Q
period 2025-09-30
Lucid Diagnostics Inc.
filed 2025-11-12
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025 and November 7, 2025 there were 137,508,926 and 137,683,002, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

TABLE OF CONTENTS

	Part I - Financial Information	Page

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2025 and December 31, 2024	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2025 and 2024	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2025 and 2024	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2025 and 2024	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4.	Controls and Procedures	29

	Part II - Other Information

Item 1.	Legal Proceedings	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
	Signature	31
	Exhibit Index	32

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash	$47,332	$22,358
Accounts receivable	550	45
Inventory	486	341
Prepaid expenses, deposits, and other current assets	1,474	2,404
Total current assets	49,842	25,148
Fixed assets, net	862	1,062
Operating lease right-of-use assets	2,021	2,637
Intangible assets, net	421	736
Other assets	52	1,132
Total assets	$53,198	$30,715
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$751	$1,241
Accrued expenses and other current liabilities	2,277	2,829
Operating lease liabilities, current portion	878	854
Senior Secured Convertible Notes - at fair value	22,300	18,600
Total current liabilities	26,206	23,524
Operating lease liabilities, less current portion	1,157	1,800
Total liabilities	27,363	25,324
Commitments and contingencies (Note 8)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 54,274 and 54,419 as of September 30, 2025 and December 31, 2024, respectively	54,274	54,419
Common stock, $0.001 par value, 300,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively; 130,924,686 and 63,071,950 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	131	63
Additional paid-in capital	229,499	154,675
Accumulated deficit	(258,069)	(203,766)
Total Stockholders’ Equity (Deficit)	25,835	5,391
Total Liabilities and Stockholders’ Equity (Deficit)	$53,198	$30,715

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,211	$1,172	$3,202	$3,149
Operating expenses:
Cost of revenue	1,697	1,684	4,810	4,954
Sales and marketing	4,291	4,056	12,367	12,459
General and administrative	5,605	5,355	17,383	14,292
Amortization of acquired intangible assets	105	105	316	582
Research and development	1,272	1,666	3,955	4,539
Total operating expenses	12,970	12,866	38,831	36,826
Operating loss	(11,759)	(11,694)	(35,629)	(33,677)
Other income (expense):
Interest income	101	81	276	256
Interest expense	(2)	(1)	(16)	(19)
Change in fair value - Senior Secured Convertible Note	2,341	(322)	(5,297)	568
Debt extinguishments loss - Senior Secured Convertible Note	—	(435)	—	(1,116)
Equity issuance cost extinguishment	(1,078)	—	(1,078)	—
Other income (expense), net	1,362	(677)	(6,115)	(311)
Loss before provision for income tax	(10,397)	(12,371)	(41,744)	(33,988)
Provision for income taxes	—	—	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(10,397)	$(12,371)	$(41,744)	$(33,988)
Less: Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	—	—	(7,496)
Less: Series B and Series B-1 Convertible Preferred Stock dividends earned	—	—	(12,559)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(10,397)	$(12,371)	$(54,303)	$(41,484)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.10)	$(0.25)	$(0.59)	$(0.87)
Weighted average common shares outstanding, basic and diluted	108,176,088	50,374,146	92,131,461	47,876,015

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND NINE MONTHS ENDED September 30, 2025

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2025	54,419	$54,419	101,826,788	$102	$201,013	$(247,672)	$7,862
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	2,121	—	2	—	2
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,135	—	1,135
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	17	—	17
Purchase - Employee Stock Purchase Plan	—	—	152,408	—	131	—	131
Issuance - Interest payment paid in stock	—	—	64,346	—	75	—	75
Issue common stock - vendor service agreement	—	—	12,500	—	13	—	13
Issuance - Confidentially Marketed Public Offering, net of fees	—	—	28,750,000	29	26,968	—	26,997
Conversions - Series B Preferred Stock	(145)	(145)	116,523	—	145	—	—
Net loss	—	—	—	—	—	(10,397)	(10,397)
Balance as of September 30, 2025	54,274	$54,274	130,924,686	$131	$229,499	$(258,069)	$25,835

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	54,419	$54,419	63,071,950	$63	$154,675	$(203,766)	$5,391
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	13,012	—	15	—	15
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	3,227	—	3,227
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	99	—	99
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	215,421	—	274	—	274
Purchase - Employee Stock Purchase Plan	—	—	355,459	—	272	—	272
Issuance - Interest payment paid in stock	—	—	154,068	1	181	—	182
Issuance - Registered Direct Offering, net of fees	—	—	13,939,330	14	14,921	—	14,935
Issuance - Confidentially Marketed Public Offering, net of fees	—	—	43,125,000	43	43,128	—	43,171
Issuance - Dividend on Series B and Series B-1 Preferred Stock	—	—	9,921,423	10	12,549	(12,559)	—
Issue common stock - vendor service agreement	—	—	12,500		13	—	13
Conversions - Series B Preferred Stock	(145)	(145)	116,523	—	145	—	—
Net loss	—	—	—	—	—	(41,744)	(41,744)
Balance as of September 30, 2025	54,274	$54,274	130,924,686	$131	$229,499	$(258,069)	$25,835

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE AND NINE MONTHS ENDED September 30, 2024

(in thousands except number of shares and per share data - unaudited)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2024	55,919	$55,919	49,344,945	$49	$139,865	$(179,854)	$15,979
Stock-based compensation - Lucid Diagnostics Inc.	—	—	—	—	1,185	—	1,185
Stock-based compensation - PAVmed Inc.	—	—	—	—	43	—	43
Conversions - Senior Secured Convertible Note	—	—	2,116,717	3	1,755	—	1,758
Purchase - Employee Stock Purchase Plan	—	—	136,056	—	94	—	94
Transfer of intellectual property from PAVmed Inc.	—	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	—	(12,371)	(12,371)
Balance as of September 30, 2024	55,919	$55,919	51,597,718	$52	$142,592	$(192,225)	$6,338

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,333	—	4	—	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	3,034	—	3,034
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	329	—	329
Vest - restricted stock awards	—	—	26,912	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	4,777,898	6	4,293	—	4,299
Purchase - Employee Stock Purchase Plan	—	—	647,940	1	446	—	447
Issuance - Series A-1 Preferred Stock	5,670	5,670	—	—	—	—	5,670
Exchange - Series A and Series A-1 Preferred Stock	(24,295)	(24,295)	—	—	—	(7,496)	(31,791)
Issuance through exchange - Series B Preferred Stock	31,790	31,790	—	—	—	—	31,790
Issuance through sale- Series B and Series B-1 Preferred Stock	24,129	24,129	—	—	—	—	24,129
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,331,771	3	4,672	—	4,675
Issue common stock - vendor service agreement	—	—	480,000	—	401	—	401
Transfer of intellectual property from PAVmed Inc.	—	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	—	(33,988)	(33,988)
Balance as of September 30, 2024	55,919	$55,919	51,597,718	$52	$142,592	$(192,225)	$6,338

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(41,744)	$(33,988)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	663	945
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	3,227	3,034
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	99	329
Change in fair value - Senior Secured Convertible Note	5,297	(568)
Debt extinguishment loss - Senior Secured Convertible Note	—	1,116
Equity issuance cost extinguishment	1,078	—
Amortization of common stock payment for vendor service agreement	234	248
Changes in operating assets and liabilities:
Accounts receivable	(505)	7
Prepaid expenses and other current assets	(1,225)	1,065
Accounts payable	(490)	(10)
Accrued expenses and other current liabilities	(553)	(1,836)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	12	(4,611)
Net cash flows used in operating activities	(33,907)	(34,269)

Cash flows from investing activities
Purchase of equipment	(146)	(37)
Purchase of intellectual property from PAVmed Inc.	—	(350)
Net cash flows used in investing activities	(146)	(387)

Cash flows from financing activities
Proceeds – issue of preferred stock	—	29,798
Proceeds – issue of common stock - Registered Direct Offering, net of fees	14,935	—
Proceeds – issue of common stock - Confidentially Marketed Public Offering, net of fees	43,171	—
Proceeds – issue of Senior Secured Convertible Notes	360	—
Proceeds – issue of common stock – At-The-Market Facility	274	—
Proceeds – exercise of stock options	15	4
Proceeds – issue common stock – Employee Stock Purchase Plan	272	447
Net cash flows provided by financing activities	59,027	30,249

Net increase in cash	24,974	(4,407)
Cash, beginning of period	22,358	18,896
Cash, end of period	$47,332	$14,489

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.2 million and $3.2 million of revenue for the three and nine months ended September 30, 2025, respectively, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to its common stockholders of approximately $54.3 million and had net cash flows used in operating activities of approximately $33.9 million for the nine months ended September 30, 2025. As of September 30, 2025, the Company had working capital of approximately $23.6 million, with such working capital inclusive of the 2024 Convertible Notes (as defined below) classified as a current liability of approximately $22.3 million and approximately $47.3 million of cash.

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

The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2025 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 24, 2025.

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

See Note 9, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 10, Debt, for a discussion of the 2024 Convertible Notes.

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

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three and nine months ended September 30, 2025, the Company recognized revenue of $1,211 and $3,202, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the three and nine months ended September 30, 2024 was $1,172 and $3,149, respectively, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and nine months ended September 30, 2025, the cost of revenue was $1,697 and $4,810, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the three and nine months ended September 30, 2024 was $1,684 and $4,954, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2024	$—	$—	$—	$—
MSA fees	9,450	—	—	9,450
ERC - Benefits	—	1,377	—	1,377
On Behalf Of (OBO) activities	—	—	446	446
Cash payments to PAVmed Inc.	(9,450)	(1,377)	(446)	(11,273)
Balance - September 30, 2025	$—	$—	$—	$—

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

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales & Marketing	$165	$127	$493	$417
General & Administrative	2,252	1,803	6,758	5,860
Research & Development	733	570	2,199	1,873
Total MSA Fee	$3,150	$2,500	$9,450	$8,150

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	September 30, 2025	December 31, 2024
Advanced payments to service providers and suppliers	$370	$581
Prepaid insurance	59	443
Deposits	1,045	1,020
Subscribed amounts due from investors	—	360
Total prepaid expenses, deposits and other current assets	$1,474	$2,404

Note 7 — Leases

The Company’s future lease payments as of September 30, 2025, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2025 (remainder of year)	$253
2026	998
2027	942
2028	19
2029	—
Total lease payments	$2,212
Less: imputed interest	(177)
Present value of lease liabilities	$2,035

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$789	$889
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$34	$2,347
Weighted-average remaining lease term - operating leases (in years)	2.23	3.17
Weighted-average discount rate - operating leases	7.915%	7.875%

As of September 30, 2025 and December 31, 2024, the Company’s right-of-use assets from operating leases were $2,021 and $2,637, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company had outstanding operating lease obligations of $2,035 and $2,654, respectively, of which $878 and $854, respectively, are reported in operating lease liabilities, current portion and $1,157 and $1,800, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
September 30, 2025
2024 Convertible Notes	$—	$—	$22,300	$22,300
Totals	$—	$—	$22,300	$22,300

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
2024 Convertible Notes	$—	$—	$18,600	$18,600
Totals	$—	$—	$18,600	$18,600

[1]	There were no transfers between the respective Levels during the nine months ended September 30, 2025.

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

The estimated fair value of the 2024 Convertible Notes as of each September 30, 2025 and December 31, 2024 was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	2024 Convertible Notes: September 30, 2025	2024 Convertible Notes: December 31, 2024
Fair Value	$22,300	$18,600
Face value principal payable	$21,975	$21,975
Required rate of return	28.70%	29.00%
Conversion Price	$1.00	$1.00
Value of common stock	$1.01	$0.819
Expected term (years)	4.15	4.90
Volatility	40.00%	40.00%
Risk free rate	3.62%	4.28%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the 2024 Convertible Notes as of the dates indicated are as follows:

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$22,300
Balance as of September 30, 2025				$21,975	$22,300

	Contractual Maturity Date	Stated Interest Rate	Conversion Price per Share	Face Value Principal Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$18,600
Balance as of December 31, 2024				$21,975	$18,600

Note 10 — Debt - continued

The changes in the fair value of debt during the three and nine months ended September 30, 2025 is as follows:

	2024 Convertible Notes	Other Income (expense)
Fair Value at June 30, 2025	$25,300	$—
Non-installment payments – common stock	(75)	—
Non-installment payments – cash interest paid	(584)	—
Change in fair value	(2,341)	2,341
Fair Value at September 30, 2025	$22,300
Other Income (Expense) - Change in fair value – three months ended September 30, 2025		$2,341

	2024 Convertible Notes	Other Income (expense)
Fair Value - December 31, 2024	$18,600	$—
Non-installment payments – common stock	(182)	—
Non-installment payments – cash interest paid	(1,415)	—
Change in fair value	5,297	(5,297)
Fair Value at September 30, 2025	$22,300
Other Income (Expense) - Change in fair value – nine months ended September 30, 2025		$(5,297)

The changes in the fair value of debt during the three and nine months ended September 30, 2024 is as follows:

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value at June 30, 2024	$11,200	$—
Installment repayments – common stock	(1,142)	—
Non-installment payments – common stock	(180)	—
Change in fair value	322	(322)
Fair Value at September 30, 2024	$10,200
Other Income (Expense) - Change in fair value – three months ended September 30, 2024		$(322)

	March 2023 Senior Convertible Note	Other Income (expense)
Fair Value - December 31, 2023	$13,950	$—
Installment repayments – common stock	(2,350)	—
Non-installment payments – common stock	(832)	—
Change in fair value	(568)	568
Fair Value at September 30, 2024	$10,200
Other Income (Expense) - Change in fair value – nine months ended September 30, 2024		$568

Note 10 — Debt - continued

2024 Convertible Notes

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

Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates, and the consummation of fundamental transactions where the aggregate consideration payable in respect thereof, as determined on a per share of the Company’s common stock basis, has a fair market value that is less than $1.50, among other customary matters. Under the 2024 Convertible Notes, the Company is subject to a financial covenant requiring that the amount of its available cash equal or exceed $5.0 million at all times that at least 25% of the principal amount of 2024 Convertible Notes issued are outstanding. The Company was in compliance with all covenants as of September 30, 2025.

The Company filed a resale registration statement on Form S-3 Registration No. 333-287496 effective May 30, 2025 covering the resale of all shares of the Company’s common stock issuable upon conversion of the 2024 Convertible Notes.

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

A total of 18,342,201 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 904,162 shares available for grant as of September 30, 2025. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 30, 2025. In January 2025, the number of shares available for grant was increased by 4,018,163 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

	Number of Stock Options	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Intrinsic Value(2)
Outstanding stock options at December 31, 2024	8,646,758	$1.68	8.1	$199
Granted(1)	1,766,000	$1.42
Exercised	(13,012)	$1.16
Forfeited	(472,336)	$1.56
Outstanding stock options at September 30, 2025(3)	9,927,410	$1.64	7.6	$307
Vested and exercisable stock options at September 30, 2025	6,462,418	$1.82	7.0	$291

(1)	Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.
(2)	The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of September 30, 2025 and December 31, 2024 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.
(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of September 30, 2025 and December 31, 2024.

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

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

	Number of Restricted Stock Awards	Weighted Average Grant Date Fair Value
Unvested restricted stock awards as of December 31, 2024	3,897,440	$5.77
Granted	2,686,800	1.49
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of September 30, 2025	6,584,240	$4.02

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

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$38	$30	$109	$88
Lucid Diagnostics 2018 Equity Plan – sales and marketing	262	328	728	925
Lucid Diagnostics 2018 Equity Plan - general and administrative	713	699	2,054	1,635
Lucid Diagnostics 2018 Equity Plan - research and development	122	128	336	386
PAVmed 2014 Equity Plan - cost of revenue	5	11	43	33
PAVmed 2014 Equity Plan - sales and marketing	6	23	25	141
PAVmed 2014 Equity Plan - general and administrative	5	1	6	5
PAVmed 2014 Equity Plan - research and development	1	8	25	150
Total stock-based compensation expense	$1,152	$1,228	$3,326	$3,363

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

As of September 30, 2025, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

	Unrecognized Expense	Weighted Average Remaining Service Period (Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$2,659	1.7
Restricted Stock Awards	$4,028	1.8
PAVmed 2014 Equity Plan
Stock Options	$23	1.7
Restricted Stock Awards	$20	2.6

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.90 per share and $0.79 per share during the nine months ended September 30, 2025 and 2024, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2025	2024
Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	68%	73%
Risk free interest rate	4.3%	4.3%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 203,051 shares and 511,884 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $141 and $353 on March 31, 2025 and 2024, respectively, under the Lucid ESPP. A total of 152,408 shares and 136,056 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $131 and $94 on September 30, 2025 and 2024, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 2,500,000 shares of common stock of which 904,371 shares are available for issue as of September 30, 2025.

Note 12 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

As of September 30, 2025 and December 31, 2024, there were 44,140 and 44,285 shares, respectively, of Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

On September 3, 2025, an investor of the Series B Preferred Stock converted 145 shares of Series B Preferred Stock at the stated conversion price of $1.2444 for 116,523 shares of the Company’s common stock.

Series B-1 Preferred Stock Offering

As of September 30, 2025 and December 31, 2024, there were 10,134 shares of Series B-1 Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

September 2025 Confidentially Marketed Public Offering

On September 11, 2025, the Company closed on the sale of 28,750,000 shares of its common stock at a price of $1.00 per share in a confidentially marketed public offering. The net proceeds of the offering, after deducting approximately $1.8 million of the placement agent’s fees and other expenses, was approximately $27.0 million.

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of September 30, 2025. This facility terminated on August 1, 2025, which is the first of the month following the 36-month anniversary of the effective date of the registration statement for the same. Upon termination of the CEF, the Company expensed the remaining $1,078 of deferred financing fees.

On May 30, 2025, the Company entered into a Controlled Equity Offering Agreement (also “ATM” or “At-The-market” offering) between the Company and Maxim Group LLC for up to $25.0 million of its common stock that may be offered and sold from time to time. In the nine months ended September 30, 2025, the Company sold 215,421 shares through their ATM equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator
Net loss	$(10,397)	$(12,371)	$(41,744)	$(33,988)
Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	—	—	(7,496)
Series B and Series B-1 Convertible Preferred Stock dividends earned	—	—	(12,559)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(10,397)	$(12,371)	$(54,303)	$(41,484)

Denominator
Weighted average common shares outstanding, basic and diluted	108,176,088	50,374,146	92,131,461	47,876,015

Net loss per share (1)
Net loss per share - basic and diluted	$(0.10)	$(0.25)	$(0.59)	$(0.87)

(1)	- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares of common stock outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2025	2024

Stock options	9,927,410	8,662,549
Unvested restricted stock awards	6,584,240	3,897,440
Preferred stock	49,490,593	51,682,378
Total	66,002,243	64,242,367

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

During the three and nine months ended September 30, 2025 and 2024 revenues resulting from the delivery of patient EsoGuard test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

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

Important factors that may affect our actual results include:

●	our limited operating history;
●	our financial performance, including our ability to generate revenue;
●	our ability to obtain regulatory approval for the commercialization of our products;
●	the ability of our products to achieve market acceptance;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
●	our potential ability to obtain additional financing when and if needed;
●	our ability to protect our intellectual property;
●	our ability to complete strategic acquisitions;
●	our ability to manage growth and integrate acquired operations;
●	the potential liquidity and trading of our securities;
●	our regulatory and operational risks;
●	cybersecurity risks;
●	risks related to health-related emergencies;
●	risks related to our relationship with PAVmed; and
●	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Recent Developments

Medicare Coverage

In November 2024, we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the local coverage determination, or “LCD,” to secure Medicare coverage for EsoGuard. The EsoGuard clinical evidence package included six new peer-reviewed publications: three clinical validation studies (two in the intended use population, one case control), two clinical utility studies, and one analytical validation study. The current LCD provides clear coverage criteria consistent with the American College of Gastroenterology, or “ACG,” guidelines for esophageal precancer testing. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a Contractor Advisory Committee, or “CAC,” Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA (as defined below)) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

Board Appointment

Effective September 22, 2025, the board of directors of the Company appointed John R. Palumbo as a Class B director of the Company. Mr. Palumbo was designated for appointment by certain of the holders of 2024 Convertible Notes.

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

On August 1, 2025, the American Journal of Gastroenterology e-published the manuscript “Nonendoscopic Detection of Barrett’s Esophagus in Patients Without GERD Symptoms.” This investigator-initiated pilot study evaluated EsoGuard in 120 patients without GERD symptoms, but who met American Gastroenterological Association (AGA) BE screening criteria. Of 34 EsoGuard-positive patients, 27 underwent EGD, confirming BE in 9 cases (PPV: 33%). Of 86 EsoGuard-negative patients, 22 volunteered for EGD, with zero BE cases (NPV: 100%). This is the first study to assess EsoGuard in this expanded risk group and informed the design of a larger, ongoing NIH R01-funded study.

Recent Developments - continued

September 2025 Confidentially Marketed Public Offering

On September 11, 2025, the Company closed on the sale of 28,750,000 shares of its common stock at a price of $1.00 per share (the “September 2025 Offering”). The net proceeds of the September 2025 Offering, after deducting the estimated placement agent’s fees and other expenses of $1.8 million, was approximately $27.0 million. The Company intends to use the net proceeds from the September 2025 Offering for working capital and other general corporate purposes.

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

General and administrative expenses

General and administrative expenses consist primarily of professional fees for accounting, tax, audit and legal services (including those fees incurred as a result of our being a public company), consulting fees, employees costs involved in third-party payor reimbursement, expenses associated with obtaining and maintaining patents within our intellectual property portfolio, and certain employee costs, along with the portion of the MSA Fee allocated to general and administrative expenses.

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

Results of Operations - continued

The three months ended September 30, 2025 as compared to the three months ended September 30, 2024

Revenue

In the three months ended September 30, 2025, revenue remained relatively level at $1.2 million as compared to the corresponding period in the prior year.

Cost of revenue

In the three months ended September 30, 2025, the cost of revenue remained relatively level at approximately $1.7 million, as compared to the corresponding period in the prior year.

Sales and marketing expenses

In the three months ended September 30, 2025, sales and marketing costs were approximately $4.3 million as compared to $4.1 million for the corresponding period in the prior year. The net increase of $0.2 million was principally related to an increase in third-party professional services and consulting costs.

General and administrative expenses

In the three months ended September 30, 2025, general and administrative costs were approximately $5.6 million as compared to $5.4 million for the corresponding period in the prior year. The net increase of $0.2 million was principally related to:

●	approximately $0.6 million increase related to third-party professional fees, primarily due to financing related costs;
●	approximately $0.2 million decrease in compensation costs; and
●	approximately $0.2 million decrease in professional services and consulting costs.

Research and development expenses

In the three months ended September 30, 2025, research and development costs were approximately $1.3 million, compared to $1.7 million for the corresponding period in the prior year. The net decrease of $0.4 million was principally related to a decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees.

Amortization of Acquired Intangible Assets

In the three months ended September 30, 2025, the amortization of acquired intangible assets remained relatively level at approximately $0.1 million, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2025, the sequential decrease in the fair value of our convertible notes of approximately $2.3 million is reflected as other income in the Statement of Operations, (see Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The 2024 Convertible Notes were initially measured at the issue-date estimated fair value and are subsequently remeasured at estimated fair value as of each reporting period end date.

Results of Operations - continued

The three months ended September 30, 2025 as compared to three months ended September 30, 2024 - continued

Loss on Debt Extinguishment

The Company did not incur debt extinguishment loss in the three months ended September 30, 2025.

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

The nine months ended September 30, 2025 as compared to nine months ended September 30, 2024

Revenue

In the nine months ended September 30, 2025, revenue was $3.2 million, as compared to $3.1 million for the corresponding period in the prior year. The $0.1 million increase principally relates to the increase in the consideration received for the performance of the EsoGuard Esophageal DNA Tests.

Cost of revenue

In the nine months ended September 30, 2025, the cost of revenue was approximately $4.8 million as compared to $5.0 million for the corresponding period in the prior year. The net decrease of $0.2 million was principally related to:

●	approximately $0.4 million decrease in the manufacturing costs associated with the EsoCheck devices and EsoGuard Esophageal DNA Tests; and
●	approximately $0.2 million increase in compensation related costs.

Sales and marketing expenses

In the nine months ended September 30, 2025, sales and marketing costs were approximately $12.4 million as compared to $12.5 million for the corresponding period in the prior year. The net decrease of $0.1 million was principally related to:

●	approximately $0.4 million increase in third-party professional services and consulting costs;
●	approximately $0.3 million decrease in stock-based compensation; and
●	approximately $0.2 million decrease related to third-party facility related expense.

General and administrative expenses

In the nine months ended September 30, 2025, general and administrative costs were approximately $17.4 million as compared to $14.3 million for the corresponding period in the prior year. The net increase of $3.1 million was principally related to:

●	approximately $2.2 million increase related to third-party professional fees, primarily due to financing related costs; and
●	approximately $0.9 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed.

Research and development expenses

In the nine months ended September 30, 2025, research and development costs were approximately $4.0 million, compared to $4.5 million for the corresponding period in the prior year. The net decrease of $0.5 million was principally related to:

●	approximately $0.7 million decrease in development costs, particularly in clinical trial activities;
●	approximately $0.3 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $0.1 million decrease in stock-based compensation.

Results of Operations - continued

The nine months ended September 30, 2025 as compared to nine months ended September 30, 2024 - continued

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.3 million in the nine months ended September 30, 2025, as compared to $0.6 million for the corresponding period in the prior year. The decrease of $0.3 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the nine months ended September 30, 2025 and 2024, the change in the fair value of our convertible note was approximately $5.3 million of expense and $0.6 million of income, respectively, related to the 2024 Convertible Notes and the March 2023 Senior Convertible Note (as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The 2024 Convertible Notes and March 2023 Senior Convertible Note were initially measured at their respective issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date.

Loss on Debt Extinguishment

The Company did not incur debt extinguishment loss in the nine months ended September 30, 2025.

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

Series B Convertible Preferred Stock Issuance and Series A/A-1 Exchange Offer ($ in thousands)	Nine Months Ended September 30, 2024

Fair Value - 31,790 shares of Series B Preferred Stock issued in exchange for Series A and Series A-1 Preferred Stock	$31,790
Less: Carrying value related to Series A and Series A-1 Preferred Stock Exchanged for Series B Preferred Stock (of 24,295 shares)	(24,294)
Deemed Dividend Charged to Accumulated Deficit	$7,496

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services. We experienced a net loss of approximately $41.7 million and used approximately $33.9 million of cash in operations during the nine months ended September 30, 2025. Financing activities provided $59.0 million of cash during the nine months ended September 30, 2025. We ended the quarter with cash on-hand of $47.3 million as of September 30, 2025. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

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

September 2025 Confidentially Marketed Public Offering

On September 11, 2025, the Company closed on the sale of 28,750,000 shares of its common stock at a price of $1.00 per share (the “September 2025 Offering”). The net proceeds of the September 2025 Offering, after deducting the estimated placement agent’s fees and other expenses of $1.8 million, was approximately $27.0 million. The Company intends to use the net proceeds from the September 2025 Offering for working capital and other general corporate purposes.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the nine months ended September 30, 2025, the Company sold 215,421 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions.

Debt Financing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 2024 Convertible Notes. Each 2024 Convertible Note has a 12.0% annual stated interest rate, a contractual maturity date of five years from the date of issuance, and a contractual conversion price of $1.00 per share of the Company’s common stock (subject to adjustment in certain circumstances). Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants, including certain financial covenants. The Company was in compliance with all covenants as of September 30, 2025. See Note 10, Debt, for more information.

Management Fee Obligation

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs the MSA Fee. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company. Currently, the MSA Fee is $1.05 million per month. See Note 5, Related Party Transactions, for more information.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 24, 2025. There have been no material changes to our critical accounting estimates in the nine months ended September 30, 2025.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2025, pursuant to the previously disclosed terms of the 2024 Convertible Notes, the Company issued 64,346 shares of the Company’s common stock in payment of interest to one of the holders thereof. On September 3, 2025, pursuant to the previously disclosed terms of the Series B Preferred Stock, the Company issued 116,523 shares of the Company’s common stock upon conversion of 145 shares of the Series B Preferred Stock by the holder thereof. On September 25, 2025, the Company approved the issuance of 12,500 shares of the Company’s common stock to an investor relations firm it had engaged, in consideration of services to be rendered thereby. Such issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as transactions not involving public offerings.

Except as disclosed above and as previously disclosed in our current and periodic reports filed prior to the date of this Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the three months ended September 30, 2025.

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

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

November 12, 2025	By:	/s/ Dennis M McGrath
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

