Form 10-K
period 2025-12-31
Lucid Diagnostics Inc.
filed 2026-03-25
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $82.7 million, based on 71,924,344 shares of common stock held by non-affiliates and a last reported sales price per share of the registrant’s common stock of $1.15 on such date.

As of December 31, 2025 and March 23, 2026 there were 137,683,002 and 176,945,972, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Form 10-K where indicated. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the year ended December 31, 2025.

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

Background and Overview

Lucid Diagnostics is a commercial-stage cancer prevention medical diagnostics technology company. Lucid is focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”).

We believe that our flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread testing tool with the goal of preventing EAC deaths, through early detection of esophageal precancer in at-risk GERD patients.

EsoGuard is a bisulfite-converted targeted next-generation sequencing ("NGS") DNA assay performed on surface esophageal cells collected with the FDA 510(k)-cleared EsoCheck device. It quantifies methylation at 31 sites on two genes, Vimentin ("VIM") and Cyclin A1 ("CCNA1"). Analytical validation tests of EsoGuard demonstrated approximately 97% analytical sensitivity, 95% analytical specificity, 98% analytical accuracy, and 100% inter-assay and intra-assay precision. Performance characteristics of the EsoGuard test have been evaluated in two case-control studies and two prospective, single-arm cohort studies. Both cohort studies were designed as “screening” studies, enrolling patients from the intended-use population. In these screening settings, EsoGuard demonstrated a positive predictive value ("PPV") of 30–33% and a negative predictive value ("NPV") of 99% for the detection of Barrett’s esophagus (“BE”) and EAC.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide accurate, non-invasive, patient-friendly testing for the early detection of EAC and BE, including dysplastic BE and related pre-cursors to EAC in patients with chronic GERD.

Market Opportunity

In 2025, approximately 22,000 U.S. GERD patients were diagnosed with EAC and approximately 16,250 will have died from the disease. Over 80% of EAC patients will die within five years of diagnosis, making it the second most lethal cancer in the U.S. The U.S. incidence of EAC has increased 500% over the past four decades, while the incidences of other common cancers have declined or remained flat. In nearly all cases, EAC silently progresses until it manifests itself with new symptoms of advanced disease. EAC is nearly always invasive at diagnosis, and, unlike other common cancers, mortality rates are high even in its earlier stages.

Based on current guidelines published by the American Gastroenterology Association (“AGA”), we believe the cohort recommended for screening consists of an estimated 30 million U.S. individuals with at least 3 established risk factors for BE. Accordingly, we believe EsoGuard’s total addressable U.S. market opportunity approximates $60 billion based on an effective Medicare payment of $1,938 and the estimated 30 million U.S. patients recommended for screening by clinical practice guidelines.

Unfortunately, for a variety of reasons, less than 5% of at-risk patients who are recommended for screening undergo traditional invasive upper gastrointestinal endoscopy ("EGD"). We believe that the profound tragedy of an EAC diagnosis is that likely death could have been prevented if the at-risk patient had been screened and then undergone surveillance and curative endoscopic esophageal ablation of dysplastic BE.

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

In July 2022, the AGA published in their “Clinical Practice Update on New Technology and Innovation for Surveillance and Screening in Barrett’s Esophagus” updated clinical guidance that mirrors the same furnished by the ACG as described above, endorsing the use of non-endoscopic cell collection tools to screen for BE like our EsoCheck Cell Collection Device, which is cited in the update, as an acceptable alternative to endoscopy to directly address the need for noninvasive screening tools that are easy to administer, patient friendly, and cost-effective for the detection of BE. The clinical practice update by the AGA also significantly expands the target population for esophageal precancer screening, including for EsoGuard and EsoCheck, by recommending, for the first time, screening in at-risk patients without symptoms of GERD. The AGA does so by adding a history of chronic GERD as merely an additional, seventh risk factor to the six risk factors for BE and EAC that have traditionally identified at-risk symptomatic patients recommended for screening.

In March 2025, we announced that a recent update to the National Comprehensive Cancer Network® ("NCCN") Clinical Practice Guidelines in Oncology ("NCCN Guidelines®") focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

Commercialization

Our EsoGuard commercialization efforts span multiple channels including targeting primary care and GI physicians, who have generally embraced our message that EsoGuard has the potential to expand the funnel of BE-EAC patients who will need long term EGD surveillance and, potentially, treatment with endoscopic esophageal ablation.

To assure sufficient testing capacity and geographic coverage, we have undertaken multiple ways for patients have access to our test. Initially, we built a limited network of our own physical Lucid Test Centers in key metropolitan areas, staffed by Lucid-employed clinical personnel, where patients can undergo the EsoCheck procedure and have the sample sent for EsoGuard testing at our CLIA-certified laboratory.

In addition to our own test center locations, we have broadened patient access to our test by establishing a satellite test center program, whereby we are making our personnel available to perform cell collection services inside physician offices or in certain geographies, closely nearby physician offices by way of our Lucid Mobile Testing Unit.

We also regularly conduct testing events in addition to our satellite test center programs and Lucid Test Centers. We conduct #CheckYourFoodTube Precancer Testing Events with fire departments throughout the country. These events are ongoing and are an extension of Lucid’s satellite test center program, which brings our precancer testing directly to patients. We also have a direct contracting strategic initiative to engage directly with large Administrative Services Only (“ASO”) self-insured employers, unions and other entities, seeking to replicate the successes of other cancer screening diagnostic companies that have deployed similar strategies. Other commercial channels include our cash-pay program targeting concierge medicine, arrangements with health systems for comprehensive, integrated esophageal precancer testing programs, and an EsoGuard Telemedicine Program, in partnership with UpScript, LLC, an independent third-party telemedicine provider, that accommodates EsoGuard self-referrals from direct-to-consumer marketing.

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

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a Contractor Advisory Committee ("CAC") Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

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

We continue to expand the EsoGuard and EsoCheck evidence portfolio with ongoing emphasis on demonstration of clinical utility to support medical policy and payer coverage. These efforts include a large, nearly 12,000 patient real-world experience of EsoCheck and EsoGuard from 18 months of commercial data that is under journal review and expected to be published within the first half of the year. Additionally, data accrual from the PREVENT and PREVENT-FF registries remains ongoing and has been expanded to collect additional longitudinal follow-up data. Both registries capture information on the diagnostic and/or therapeutic journey of subjects following EsoGuard testing, including provider decision impact, patient compliance, and clinical outcomes data for the Lucid evidence portfolio.

Data suggests that up to 40% of patients who develop EAC have no history of chronic reflux and would otherwise have failed to meet the BE screening criteria outlined by the ACG. A pilot study published in August of 2025 by investigators from University Hospitals at Case Western Reserve University evaluated EsoGuard for BE screening in patients with three or more traditional BE/EAC risk factors who lacked a history of GERD or acid-suppressive medication use. Findings suggested a BE prevalence of over 8% in this asymptomatic at-risk population; EsoGuard demonstrated a PPV of 33% and NPV of 100%.

Two investigator-initiated studies are currently enrolling to expand upon these findings. The first is a multi-center trial funded by a National Institutes of Health ("NIH") R01 grant with a target enrollment of 800 participants. The second is a single-center Veterans Affairs ("VA") study funded by the United States Department of Defense (DOD), targeting enrollment of 400 participants. Both studies are designed to further characterize the clinical performance and utility of EsoGuard in this broader at-risk screening population. Positive results from these trials would provide meaningful evidence to support potential expansion of the test’s intended-use population among both healthcare providers and payers.

Manufacturing

EsoCheck is currently manufactured for us by our partners Coastline International (“Coastline”), a high-volume device manufacturer, and Sage Product Development. Our current line at Coastline can produce up to 25,000 units per year. With Coastline’s improvement and expansion, there is capacity to scale exponentially.  Diagnostics Support Services manages warehousing, logistics, fulfillment and customer support of our products.

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

In October 2023, FDA proposed a rule to phase out its general enforcement discretion approach for LDTs so that IVDs manufactured by a laboratory would generally fall under the same enforcement approach as other IVDs. On May 6, 2024, the FDA issued a final rule amending  the FDA’s regulations to make explicit that IVDs are devices under the Federal Food, Drug, and Cosmetic Act ("FD&C Act") including when the manufacturer of the IVD is a laboratory. Along with this amendment, the FDA finalized a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories. However, On March 31, 2025, the U.S. District Court for the Eastern District of Texas vacated the FDA’s May 6, 2024, LDT final rule holding that the agency exceeded its statutory authority in trying to regulate LDTs as medical devices and remanding the matter to HHS for further consideration. Subsequently, on September 19, 2025, the FDA issued a final rule officially rescinding the 2024 LDT regulation and reverted the definition of in vitro diagnostic products to its pre-2024 language after declining to appeal the court’s decision.

EsoGuard continues to be marketed in the U.S. as a LDT performed in CLIA-certified, CAP-accredited laboratories, approved under State of New York’s clinical laboratory regulations .

Our longer-term strategy is to secure a specific indication, based on published guidelines, for BE testing in certain at-risk populations using EsoGuard on samples collected with EsoCheck. This use of EsoGuard together with EsoCheck as a testing system must be cleared or approved by the FDA as an IVD device.

Laboratory Operations

LucidDx Labs operates its own CLIA-certified, CAP-accredited clinical laboratory located in Lake Forest, CA.

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

Competition

The U.S. market for EAC and pre-cancer (i.e., BE, with or without dysplasia) testing is large, consisting of more than 30 million at-risk individuals over the age of 50. Given the large market for pre-cancer testing, we likely will face numerous competitors, some of which possess significantly greater financial and other resources and development capabilities than us. Our EsoGuard test faces competition from procedure-based detection technologies such as upper endoscopy, and other testing technologies such as assays that incorporate biomarket multi-cancer early detection products. Our EsoCheck device faces competition from other manufacturers with devices designed to collect cell samples from targeted regions of the esophagus. For example, EndoSign, commercialized by Cyted, and much like Cytosponge, is a small mesh sponge within a soluble gelatin capsule that needs to reside in the stomach for some time until it fully dissolves and then is pulled thru the targeted region brushing the lining of the esophagus and then later retrieved, although, unlike EsoCheck, it is unprotected from sample contamination as the brush later passes regions of the upper esophagus and mouth. Our competitors may also be developing additional methods of detecting esophageal cancer and pre-cancer that have not yet been announced.

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

Our Relationship with PAVmed

PAVmed beneficially owns approximately 27.5% as of December 31, 2025 and 27.1% as of March 23, 2026 of our outstanding common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards and shares over which PAVmed otherwise has been granted voting control by the holder thereof). Moreover, we continue to depend on PAVmed to provide us various management, technical, research and development, legal, accounting, and administrative services.

     PAVmed’s percentage of the voting power may decrease when dividends are paid on our convertible securities and to the extent our convertible securities are converted into shares of our common stock. Even though PAVmed’s ownership has fallen below 50%, it remains our largest shareholder based on voting power, and accordingly PAVmed retains substantial influence on the election of all the members of our board of directors and any other matters submitted to a vote of our stockholders. PAVmed’s substantial voting interest may discourage a change of control that other holders of our common stock may favor.

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

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a CAC Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

Department of Veteran Affairs

In January 2026, the Company announced that it has been awarded a contract by the U.S. Department of Veterans Affairs for EsoGuard, expanding access to esophageal precancer testing across the nation's largest integrated healthcare system, which serves more than nine million enrolled veterans annually.  The contract is issued under the VA Federal Supply Schedule and includes pre-negotiated pricing for EsoGuard that matches the established Medicare payment rate determined by the Centers for Medicare & Medicaid Services (CMS), enabling VA hospitals and healthcare facilities nationwide to access EsoGuard through a single, national VA procurement framework.

Real-World Experience Data

In December 2025, the Company announced results from an 18-month real-world experience evaluating the EsoGuard and EsoCheck in approximately 12,000 patients. The analysis demonstrated high technical success rates, rapid procedure times, and appropriate physician utilization in routine clinical practice, consistent with previously reported clinical studies. The data are currently under peer review for publication.

Board Appointment

Effective September 22, 2025, the board of directors of the Company appointed John R. Palumbo as a Class B director of the Company. Mr. Palumbo was designated for appointment by certain of the holders of 2024 Convertible Notes.

Clinical Study Publications

In September 2025, a case series published in Gastroenterology & Hepatology highlighted four real-world cases in which EsoGuard facilitated the timely detection of either high-grade dysplasia (HGD) or intramucosal carcinoma (IMC; T1a esophageal adenocarcinoma). In all four cases, the patients had no prior history of EGD, including one individual who had previously declined multiple EGD referrals. Following positive in-office EsoGuard results, each patient proceeded with endoscopic evaluation, which led to successful identification and eradication of disease in all cases. This case series underscores both the clinical utility of EsoGuard in detecting early-stage neoplasia and the ease with which the test can be integrated into standard office workflows to enhance screening uptake and early disease detection.

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

    NCCN Clinical Practice Guidelines Update

In March 2025, we announced that a recent update to the NCCN Guidelines® focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

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

Financing

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

ATM Facility

   On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. Subsequent to December 31, 2025, as of March 23, 2026, the Company sold 4,161,747 shares through its at-the-market equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions.

Intellectual Property

Our business will depend on proprietary medical device and diagnostic technologies, including the EsoCheck and EsoGuard technology licensed by us. We intend to vigorously protect our proprietary technologies’ intellectual property rights in patents, trademarks and copyrights, as available through registration in the United States and internationally. Patent protection and other proprietary rights are thus essential to our business. Each of our technologies is protected by multiple patent families. For select technologies shown below, patents have been granted with protection extending to at least the date shown below (although currently pending patent applications, both foreign and domestic, provide protection beyond such date in each instance).

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

Government Regulation

Key U.S. Regulation

FDA Regulation

For the purposes of FDA regulation a “medical device” is broadly defined in section 201(h) of the FD&C Act as “an instrument, apparatus, implement, machine, contrivance, implant, in-vitro reagent, or other similar or related article, which is intended for use in humans for the diagnosis of disease or other conditions, or in the cure, mitigation, treatment, or prevention of disease, or intended to affect the structure or any function of the body, and which does not achieve its primary intended purposes through chemical action and which is not dependent upon being metabolized for the achievement of its primary intended purposes.” Medical devices subject to FDA regulation include “in-vitro diagnostic medical devices” or IVD devices, defined in the same FD&C Act section as “reagents, instruments, and systems intended for use in the diagnosis of disease or other conditions, including a determination of the state of health, in order to cure, mitigate, treat, or prevent disease or its sequelae, which are intended for use in the collection, preparation, and examination of specimens taken from the human body”.

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

FDA “Breakthrough Device” is highly-coveted special designation under FDA’s Breakthrough Devices Program, established pursuant to the 21st Century Cures Act and the FDA Reauthorization Act of 2017, which seeks to offer patients and healthcare providers timely access to medical devices which “provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human disease or conditions” by speeding up their development, assessment and review through (i) enhanced communications, (ii) more efficient and flexible clinical study design, including more favorable pre/post market data collection balance and (iii) priority review of regulatory submissions. The Company can pursue additional reimbursement and coverage options through Transitional Coverage for Emerging Technologies ("TCET") program, once effective. In February 2020 we were granted Breakthrough Device designation for EsoGuard on esophageal samples collected using EsoCheck. Pursuant to this designation, we will be working with FDA to submit the premarket submission for EsoGuard.

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

Laboratory Certification, Accreditation and Licensing

Our CLIA-certified laboratory is subject to U.S. federal and state laws and regulations governing the operation of clinical laboratories. CLIA requirements establish certification requirements and standards relating to quality systems, quality control, personnel qualifications, and operational requirements. We are accredited by the College of American Pathologists ("CAP"), a CMS approved accrediting organization under CLIA’s authority. As a CAP accredited laboratory, we are subject to periodic inspections conducted by CAP and, in certain circumstances, by CMS. CAP accreditation is designed to meet or exceed CLIA requirements; however, failure to maintain CAP accreditation could result in loss of our ability to operate under CLIA.

In addition to CLIA, certain states, including California, New York, Maryland, Pennsylvania, New Jersey, Rhode Island and Florida, impose separate certification and/or licensure requirements for clinical laboratories operating within or offering testing services to patients in those states. CLIA allows states to adopt laboratory regulations that are equal to or more stringent than federal requirements, and allows states to apply for exemption from CLIA oversight if CMS determines that the state’s requirements are at least as stringent as or more stringent than, CLIA. For example, the State of New York’s clinical laboratory regulations, received such an exemption, and in certain respects, impose requirements  more stringent than those under federal CLIA standards. Accordingly, to the extent we offer testing services in New York or for New York patients, we must comply with these applicable New York State Department of Health requirements.

We currently hold the certificates, licenses, and accreditations required to perform our clinical laboratory testing. Clinical laboratories are subject to periodic inspection by federal and state regulators and accrediting bodies, and may be subject to sanctions for noncompliance.  Sanctions available under CLIA and applicable state laws include suspending, limiting, or revoking certificates or licenses; prohibiting a laboratory from running tests;  requiring a laboratory to implement a corrective action plan; imposing civil monetary penalties; and, in certain cases, exclusion from participation in federal healthcare programs. Failure to comply with  applicable CLIA or state laboratory requirements could result in enforcement action, interruption of our laboratory operations, and increased cost. It could also adversely affect the commercialization of our products and service or future regulatory determinations by CMS or other governmental authorities.

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

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. We are subject to comparable state laws, including those pertaining to fee splitting, some of which apply to all payors regardless of source of payment, and do not contain identical safe harbors.

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

Similarly, IVDD refers to In-Vitro Diagnostic Medical Devices Directive (98/79/EC), which for over twenty years has provided the essential requirements and conformity assessment procedure that in-vitro diagnostic medical devices must undergo to be affixed with a CE Mark and sold in CE Mark European countries. On May 26, 2022, IVDD replaced IVDR, which refers to Regulation (EU) 2017/746, and has an expanded scope, risk-based classification, more rigorous clinical evidence and surveillance requirements, and more stringent documentation.

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

In addition, the United Kingdom, which is a potential target market for us, has left the European Union (“Brexit”) and will transition from CE Mark certification to its own UKCA mark certification. We will need to secure UKCA mark certification for EsoGuard and EsoCheck to market these products in Great Britain. Since this is an entirely new process, it is difficult to predict the cost, time and risk associated with transitioning to UKCA certification.

In the European Union, the manufacture of medical devices is subject to good manufacturing practice ("GMP"), as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with GMP is generally assessed by the competent regulatory authorities. Typically, quality system evaluation is performed by a notified body (as such term is used in the applicable regulations), which also recommends to the relevant competent authority for the European Community CE Marking of a device. The relevant competent authority may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. Each device manufacturing facility must be audited on a periodic basis by the notified body. Further inspections may occur over the life of the product.

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

Environmental

The cost of compliance with federal, state and local provisions related to the protection of the environment has had no material effect on our Diagnostics business. There were no material capital expenditures for environmental control facilities in the years ended December 31, 2025 and 2024.

Employees

As of March 23, 2026 we have 82 employees (all of whom are full-time employees), inclusive of our executive officers – our Chairman of the Board of Directors and Chief Executive Officer (“CEO”), our President and Chief Operating Officer (“President” or “COO”), our Chief Financial Officer (“CFO”), our General Counsel and Secretary (“General Counsel”) and our Chief Medical Officer ("CMO"). In addition, we are obligated to reimburse PAVmed for certain payroll benefit and expenses related to our employees pursuant to the PBERA, which may be settled in shares of our common stock, at PAVmed’s election. No employees are covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware on May 8, 2018. Our corporate offices are located at 360 Madison Avenue, 25th Floor, New York, NY 10017, and our main telephone number is (917) 813-1828.

Available Information

We file or furnish our current and periodic reports, proxy statements, registration statements and other information filed with the United States Securities and Exchange Commission (“SEC”) pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports. We make these reports available through our website (www.luciddx.com) as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC.  We also make available, free of charge on our website, the reports filed with the SEC by our named executive officers, directors, and 10% stockholders pursuant to Section 16 under the Exchange Act as soon as reasonably practicable after those filings are provided to us by those persons.

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

●	Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of our products.
●	Compliance with the HIPAA security, privacy and breach notification regulations and similar may increase our costs.

Risks Associated with Our Intellectual Property and Technology Infrastructure

●	We may not be able to protect or enforce the intellectual property rights for the technology used in, or expected to be used in, our products, which could impair our competitive position.
●	We may be subject to intellectual property infringement claims by third parties which could be costly to defend, divert management’s attention and resources, and may result in liability.
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
We are obligated to pay dividends in shares of our common stock to the holders of shares of our Series B-1 Preferred Stock, which stock dividend will dilute our existing shareholders.
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

We have incurred net losses since our inception. For the years ended December 31, 2025 and 2024, we had a net loss of $58.0 million and $45.5 million, respectively. Our ability to generate sufficient revenue from any of our products in development, and to transition to profitability and generate consistent positive cash flows is dependent upon factors that may be outside of our control. We expect that our operating expenses will continue to increase as we continue to develop, pursue regulatory clearance or approval for and commercialize our products, build our manufacturing, sales and other commercial infrastructure, and incur additional operational and reporting costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future.

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

In our December 31, 2025 consolidated financial statements, we have concluded and stated our recurring losses from operations, recurring cash flows used in operations and the requirement we raise additional capital in order to fund our ongoing operations beyond March 2027 raise substantial doubt regarding our ability to continue as a going concern. Additionally, our independent registered public accounting firm’s report on our consolidated financial statements includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our plans to address this going concern risk include pursuing further offerings of debt and/or equity securities. The consolidated financial statements do not include any adjustments that might result from our inability to consummate such offerings or our ability to continue as a going concern. Moreover, there is no assurance if we consummate additional offerings, we will raise sufficient proceeds in such offerings to pay our financial obligations as they become due. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our certificate of incorporation authorizes the issuance of up to 300,000,000 shares of common stock, par value $.001 per share, and 20,000,000 shares of preferred stock, par value $.001 per share. There are 123,054,028 authorized but unissued shares of our common stock available for issuance as of March 23, 2026 (inclusive of granted but unvested restricted stock awards granted as of each such date under the Lucid Diagnostics 2018 Long-Term Incentive Equity Plan).

In 2024, we issued shares of Series B Preferred Stock and Series B-1 Preferred Stock. In March 2026, the Company issued 29,270,685 shares of common stock to the holders of the Series B Preferred Stock, upon the conversion thereof (inclusive of the annual dividend payable thereon).  As a result of the application of the beneficial ownership limitations in the Series B Certificate of Designations, 13,294,267 shares of common stock otherwise issuable upon conversion of the Series B Preferred Stock are held in abeyance until such time that they can be issued without exceeding any such limitations. We also anticipate that on or about May 6, 2026, the Company shall issue 16,823,762 shares of common stock to the holders of the Series B-1 Preferred Stock, upon the conversion thereof (inclusive of the annual dividend payable thereon, but subject to any applicable beneficial ownership limitations).

As of March 23, 2026, 21,975,000 shares of our common stock were issuable under the 2024 Convertible Notes, assuming the noteholders elected to convert the notes in full on such date at the fixed conversion price of $1.00 per share (based on $21.975 million in aggregate principal amount outstanding as of such date and no accrued and unpaid interest thereon). The number of shares of our common stock to be issued under the 2024 Convertible Notes may be substantially greater than this amount because (i) in the event of certain issuances of additional securities by the Company at a price per share less than the then applicable conversion price, such conversion price may be adjusted to such lower price per share, and (ii) the holders may elect that we make interest payments in shares of our common stock, and in such event the number of shares to be issued will be determined based on the then current market price.

In August 2024, we entered into a ninth amendment to the MSA with PAVmed, pursuant to which PAVmed may elect to receive payment of the monthly fee under the management services agreement in cash or in shares of our common stock valued at a price based on the current market price, subject to a floor price and a maximum number of shares. Under the amendment, the monthly fee due from the Company to PAVmed was increased from $0.83 million to $1.05 million (the parties also entered in a tenth amendment to the MSA in December 2025, to provide for a one-time increase in the monthly fee by an additional $1.2 million, to cover certain one-time employee-related expenses paid by PAVmed on behalf of the Company). To the extent PAVmed elects for us to satisfy our obligations under the MSA and PBERA in shares of our common stock in the future, the interest of other shareholders of the Company would be diluted.

Furthermore, we have issued and expect to continue to issue equity awards, including stock options, under our 2018 Long-Term Incentive Equity Plan (the “Lucid Diagnostics Inc. 2018 Equity Plan”) and our Employee Stock Purchase Plan (the “Lucid Diagnostics Inc. ESPP”).  In May 2025, the Company entered into a Controlled Equity Offering Agreement (ATM) between us and Maxim Group LLC for up to $25.0 million of our common stock that may be offered and sold from time to time (replacing a similar facility the Company had previously maintained with Cantor).  Also in November 2022, we entered into the PBERA with PAVmed, pursuant to which PAVmed will continue to pay certain payroll and benefit-related expenses on our behalf and we will reimburse PAVmed, in cash or, subject to approval by each of our boards of directors, in shares of our common stock valued at a price based on the current market price, subject to a floor price and a maximum number of shares.

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

Our future capital requirements depend on many factors, including our research, development, and sales and marketing activities. We intend to continue to make investments to support our business growth. Because we have not generated significant revenue or cash flow to date, we may require additional funds to:

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

Under our existing management services agreement and payroll and benefit expense reimbursement agreement with PAVmed, PAVmed may determine the form and timing of our satisfaction of our obligations under such agreements. To the extent PAVmed elects for this obligation to be paid in cash, that would increase our need to raise additional capital. In this regard, because of the challenges PAVmed has faced in terms of raising capital itself, PAVmed has elected for the payment in cash by us of our obligations under our management services agreement with PAVmed as means for funding its operations.

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

Our products may never achieve market acceptance, despite our investment of significant time and resources to drive adoption.

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

       Drive adoption of our products requires use to devote significant time and resources, and to make substantial capital investments, with no assurance of a positive outcome.  This risk is exacerbated, given the lengthy sales cycle to convince a physician, payor or health system to use our products, which can take up to 12-18 months, or longer.  As a result, it may take years to our investment in our commercial activities, if at all.

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

Long-term adoption of our products as well as payment and coverage for them may depend on their recommendation in clinical practice guidelines. These include professional society guidelines published by gastroenterology specialty societies, such as the ACG, the AGA, and the American Society for Gastrointestinal Endoscopy ("ASGE"), internal medicine and family practice societies such as the American College of Physicians ("ACP") and American Academy of Family Physicians ("AAFP"), and oncology societies such as the American Cancer Society ("ACS"). These also include federal agencies and federally funded affiliates such as the U.S. Preventative Services Task Force (“USPSTF”) and the Agency for Healthcare Research & Quality (“AHRQ”). The recommendations in these clinical practice guidelines may shape payors’ coverage decisions.

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

For the foreseeable future, we will not directly manufacture our products and will rely on third parties to do so for us. If our manufacturing and distribution agreements are not satisfactory, we may not be able to develop or commercialize products as planned. In addition, we may not be able to contract with third parties to manufacture our products in an economical manner. Furthermore, third-party manufacturers may not adequately perform their obligations, may delay clinical development or submission of products for regulatory approval or otherwise may impair our competitive position. We may not be able to enter into or maintain relationships with manufacturers that comply with good manufacturing practices. If a product manufacturer fails to comply with good manufacturing practices, we could experience significant time delays or we may be unable to commercialize or continue to market the products. Changes in our manufacturers could require costly new product testing and facility compliance inspections. In the United States, failure to comply with good manufacturing practices or other applicable legal requirements can lead to federal seizure of violative products, injunctive actions brought by the federal government, and potential criminal and civil liability on the part of a company and its officers and employees. Because of these and other factors, we may not be able to replace our manufacturing capacity quickly or efficiently in the event that our manufacturers are unable to manufacture our products at one or more of their facilities. As a result, the sales and marketing of our products could be delayed or we could be forced to develop our own manufacturing capacity, which could require substantial additional funds and personnel and compliance with extensive regulations.

The manufacturing processes for our products have not yet been tested at large-scale commercial levels, and it may not be possible to manufacture or process these materials in a cost-effective manner.

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

Our ability to successfully carry out our business plan is dependent upon the efforts of our key personnel. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. The unexpected loss of the services of our key personnel could have a detrimental effect on us. We may also be unable to attract and retain additional key personnel in the future. We are limited in shares available for issuance under our long-term incentive plan, even taking into account the shareholder-approved annual increases, which could limit our ability to attract and retain key personnel. An inability to attract and retain key personnel may impact our ability to continue and grow our operations.

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

Despite our initiative to establish a robust cash-pay program, long-term successful commercialization of our EsoGuard test and EsoCheck device, and of any other product or service we develop, license or acquire depends, in large part, on the availability of adequate reimbursement from private or governmental third-party payors.

EsoGuard’s PLA code 0114U has been granted “gapfill” determination through the CMS CLFS process, allowing us to engage directly with Medicare Administrative Contractor (“MAC”) Palmetto GBA, whose Molecular Diagnostics Program (“MolDx”) performs technical assessment of molecular diagnostic tests on behalf of itself and other MACs. Although CMS granted EsoGuard final Medicare payment determination of $1,938.01, effective January 1, 2021, we have not received a final Medicare local coverage determination from MolDx. Most recently, in May 2023, a final LCD L39256, entitled “Molecular Testing for Detection of Upper Gastrointestinal Metaplasia, Dysplasia, and Neoplasia” became effective on the CMS website by MAC Palmetto GBA. (A substantially identical LCD was published by Noridian Healthcare Solutions, the MAC whose geographic jurisdiction covers our CLIA laboratory in Lake Forest, CA.) The LCD outlines criteria for future coverage that MolDX expects upper gastrointestinal precancer and cancer molecular diagnostic tests to meet. These criteria include active GERD with at least two risk factors, as well as evidence of analytic validity, clinical validity, and clinical utility. Although the LCD indicated that it found that no currently existing test has fulfilled all these criteria, it indicated that it will “monitor the evidence and may revise this determination based on the pertinent literature and society recommendations.”

In November 2024, we announced that we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard. As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a CAC Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.  However, there can be no assurance that MolDx will determine that we meet the criteria for coverage as specified in the LCD. If we are not granted coverage, or if a determination is substantially delayed, that could have a material adverse effect on our ability to commercialize EsoGuard.

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

We have currently hold the certificates, licenses, and accreditations required to perform our clinical laboratory testing. Clinical laboratories are subject to periodic inspection by federal and state regulators and accrediting bodies, and may be subject to sanctions for noncompliance. and to sanctions for failing to comply with applicable requirements. Sanctions available under CLIA and applicable certain state laws include suspending, limiting, or revoking certificates or licenses; prohibiting a laboratory from running tests; requiring a laboratory to implement a corrective action plan; and imposing civil monetary penalties; and, in certain cases, exclusion from participation in federal healthcare programs. Failure to comply with any applicable requirements of CLIA or state laboratory requirements could result in enforcement action, interruption of our laboratory operations, and increased cost. It also could adversely affect the commercialization of our products and service or future regulatory determinations by CMS or other governmental authorities, or otherwise negatively impact our business.

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

In addition, we and our cleared or approved products will be subject to extensive and ongoing regulatory requirements by FDA and other regulatory authorities with regard to the labeling, packaging, adverse event reporting, storage, advertising, promotion and recordkeeping for our products. We and our contract manufacturers also will be required to comply with cGMP regulations regarding the manufacture of our products, which include requirements related to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Further, regulatory authorities must approve these manufacturing facilities before they can be used to manufacture medical devices, and these facilities are subject to continual review and periodic inspections by FDA and other regulatory authorities for compliance with cGMP regulations. Operations at these facilities could be interrupted or halted if FDA or other governmental agency deems the findings of such inspections unsatisfactory.

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

Many aspects of our business, beyond the specific elements described above, are subject to complex, intertwined, costly and/or burdensome federal and state health care laws and regulations which may open to interpretation and be subject to varying levels of discretionary enforcement. If we fail to comply with these laws and regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Even though we do not and do not expect to control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, certain federal and state healthcare laws and regulations, including those pertaining to fraud and abuse and patients’ rights, are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. The regulations that may affect our ability to operate include, without limitation:

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

●	the U.S. FCPA, which prohibits payments or the provision of anything of value to foreign officials for the purpose of obtaining or keeping business;
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

Billing for diagnostic and laboratory services is a complex process. Laboratories bill many different payors including patients, private insurance companies, Medicare, Medicaid, concierge medicine practices and employer groups, all of which have different billing requirements. We are continuing to work with third-party payors to cover and reimburse EsoGuard tests. If we are unsuccessful, we may not receive payment for EsoGuard tests we perform for patients on a timely basis, if at all, and we may not be able to provide services for patients with certain healthcare plans. We may face lawsuits by government or commercial payors if they believe they have overpaid us for our EsoGuard test services. Commercial payors may also audit our claims submitted to them, which audits could be costly and time-consuming, and may result in our having to return to payors any amounts they determined should not have been reimbursed.  We may face write-offs of doubtful accounts, disputes with payors and patients, and long collection cycles. We may face patient dissatisfaction, complaints or lawsuits, including to the extent EsoGuard tests are not fully covered by insurers and patients become responsible for all or part of the price of the test. As a result, patient compliance in fulfilling prescriptions for EsoGuard could be adversely affected. To the extent patients express dissatisfaction with our billing practices to their physicians, those physicians may be less likely to prescribe EsoGuard for other patients, and our business would be adversely affected.  Likewise, any such dissatisfaction expressed by the businesses or organization with whom we partner for our testing events could result in reputational harm within the communities in which we operate.

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

Further, changes in regulatory requirements and guidance may occur, both in the United States and in foreign countries, and we may need to amend clinical study protocols to reflect these changes. Amendments may require us to resubmit our clinical study protocols to an IRB for reexamination, which may impact the costs, timing or successful completion of a clinical study. In light of widely publicized events concerning the safety risk of certain drug and medical device products, regulatory authorities, members of Congress, the Governmental Accounting Office, medical professionals and the general public have all raised concerns about potential safety issues. These events have resulted in the recall and withdrawal of medical device products, revisions to product labeling that further limit use of products and establishment of risk management programs that may, for instance, restrict distribution of certain products or require safety surveillance or patient education. The attention to safety issues may result in a more cautious approach by FDA or other regulatory authorities to clinical studies and the medical device approval process. Adverse event data from clinical studies may receive greater scrutiny with respect to product safety, which may make FDA or other regulatory authorities more likely to terminate or suspend clinical studies before completion, or require longer or additional clinical studies that may result in substantial additional expense and a delay or failure in obtaining approval or approval for a more limited indication than originally sought.

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

PAVmed owns approximately 27.5% as of December 31, 2025 and 27.1% as of March 23, 2026 of our issued common stock (with such percentage inclusive of shares of our common stock underlying granted but unvested restricted stock awards), but excluding the voting power of any convertible securities. Although presently PAVmed controls less than 50% of the combined voting power of our common stock and our convertible securities, for as long as PAVmed is our largest shareholder, PAVmed will have significant influence in the election of all the members of our board of directors. In addition, as long as PAVmed continues to control more of our voting securities than any of our other shareholders, PAVmed will also have significant influence over any other action that requires shareholder approval. If PAVmed does not provide any requisite consent allowing us to take any such action when requested, we may not be able to engage in the related activities if we do not get the required consent from our other shareholders and, as a result, our business and our operating results may be harmed.

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

As a result of the exercise by the holder of PAVmed’s debt of its rights under the agreements governing that instrument, such holder could acquire voting control of the Company.

PAVmed currently has approximately $15.0 million of debt outstanding, which matures in February 2029. While the holder of such indebtedness has agreed in the past to waive any non-compliance with the terms of other debt it has held, there can be no assurance that it will do so in the future. If the debtholder elects to accelerate PAVmed’s indebtedness rather than waiving any such non-compliance, it is likely PAVmed will not have sufficient cash on hand to pay the amounts due on an acceleration, in which case it may be required to satisfy its obligations through the transfer of its shares of common stock of the Company to such debtholder.

In such event, the applicable holder in turn would be entitled to exercise the voting control with respect to any shares of our common stock that it acquires from, or controls through, PAVmed and may do so in a manner that could vary significantly from that of PAVmed.

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

We cannot assure you that such services are not available at lower cost from third parties. Any payments made to PAVmed will reduce our cash flow and profits. In 2025, the annual fees paid to PAVmed under the MSA were $13.8 million.

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

Our common stock is listed on the Nasdaq Capital Market. We are required to meet certain financial and liquidity criteria to maintain the listing of our common stock on Nasdaq (and we while we are currently in compliance with such requirements, from time to time we have failed to comply with the Nasdaq’s minimum bid price requirement). If we violate the Nasdaq continued listing requirements or fail to meet any of Nasdaq’s continued listing standards, our common stock may be delisted. In addition, while we have no present intention to do so, our Board of Directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing.

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

Our stock price is likely to be volatile. The stock market in general, and the market for life science companies, and medical device companies in particular, have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock. For example, on March 23, 2026, the last reported sale price of our common stock was $1.25. In the last six months, between September 23, 2025 and March 23, 2026, the intra-day sale price of our common stock fluctuated between a reported low sale price of $0.99 and a reported high sale price of $1.63. We may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may or may not coincide in timing with the disclosure of news or developments by us.

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

We are obligated to pay dividends in shares of our common stock to the holders of shares of our Series B-1 Preferred Stock, which stock dividend will dilute our existing shareholders.

Each holder of our Series B-1 Preferred Stock is entitled to receive, on the two-year anniversary of the issuance thereof, a dividend payable in shares of our common stock equal to 20% of the number of shares of common stock issuable upon conversion of the shares of preferred stock it then holds. Such stock dividend would be accelerated upon a mandatory conversion of our preferred stock in connection with certain change of control transactions. Such dividend will dilute the holdings of our existing stockholders.

We incur significant costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the other rules and regulations of the SEC, and the rules and regulations of Nasdaq. The expenses that will be required in order to adequately prepare for being a public company will be material, and compliance with the various reporting and other requirements applicable to public companies will require considerable time and attention of management. For example, the Sarbanes-Oxley Act and the rules of the SEC and national securities exchanges have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. These rules and regulations will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly, and could also make it more difficult for us to attract and retain qualified personnel to serve on our Board of Directors, our board committees, or as executive officers.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, which was enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (i.e., December 31, 2026), (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may suffer or be more volatile.

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

Processes for incorporating cybersecurity risks into the overall risk management process

Our process for identifying, assessing, and managing risks related to cybersecurity generally involves CyberTeam regularly meeting with our executive leadership team, and when appropriate, our board, technology, compliance and quality committee and/or audit committee to discuss cybersecurity related risks identified and the potential likelihood and severity of each risk.

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

The Company has a lease agreement for its CLIA laboratory in California with 21,019 square feet, which has a remaining term expiring December 31, 2027. We also have lease agreements in various locations in Arizona, California, Colorado, Connecticut, Florida, Massachusetts, Nevada and Texas that in the aggregate approximate 4,500 square feet. At this time, we consider our facility space to be commensurate with our current operations. Notwithstanding, we may obtain additional office space in the future, as warranted by our business operations.

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

Holders

As of March 23, 2026, there were 176,945,972 shares of our common stock issued. Our shares of common stock are held by an estimated 350  holders of record and we believe our shares of common stock are held by significantly more beneficial owners.

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

Series B Preferred Stock

Each holder of our Series B Preferred Stock (i) was entitled to receive, and did receive, a dividend on March 13, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2025, and (ii) was entitled to receive, and did receive, a dividend on or about March 13, 2026 equal to a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2026.

On March 13, 2025, the Company issued 7,117,463 shares of its common stock as the dividend to the holders of its Series B Preferred Stock (in accordance with clause (i) of the paragraph above).

Subsequent to December 31, 2025, in March 2026, on or about the mandatory conversion date for the Series B Preferred Stock, the Company issued 29,270,685 shares of common stock to the holders of the Series B  Preferred Stock, including 7,094,159 shares in payment of the earned dividend (in accordance with clause (ii) of the first paragraph of this subsection), to satisfy its contractual obligations in accordance with the Certificate of Designation of those securities.  As a result of the application of the beneficial ownership limitations in such Certificate of Designations, 13,294,267 shares of common stock otherwise issuable upon conversion of the Series B Preferred Stock are held in abeyance until such time that they can be issued without exceeding any such limitations.  As of the mandatory conversion date, there were no Series B Convertible Preferred stock outstanding.

Series B-1 Preferred Stock

Each holder of our Series B-1 Preferred Stock (i) was entitled to receive, and did receive, a dividend on May 6, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on May 6, 2025, and (ii) will be entitled to receive a dividend on May 6, 2026 equal to 20% of the number of shares of common stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2026. Under the terms of the Series B-1 Preferred Stock, a holder that converts its Series B-1 Preferred Stock prior to May 6, 2026 will not receive the dividend that accrues on such date with respect to such converted Series B-1 Preferred Stock. The holders of the Series B-1 Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock.

On May 6, 2025, the Company issued 2,803,960 shares of its common stock as the dividend to the holders of its Series B-1 Preferred Stock (in accordance with clause (i) of the paragraph above).

Recent Sales of Unregistered Securities

Except as previously disclosed in our current reports on Form 8-K and quarterly reports on Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the fiscal year ended December 31, 2025.

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

Overview

Lucid Diagnostics is a commercial-stage cancer prevention medical diagnostics technology company. Lucid is focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”).

We believe that our flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread testing tool with the goal of preventing EAC deaths, through early detection of esophageal precancer in at-risk GERD patients.

EsoGuard is a bisulfite-converted targeted next-generation sequencing ("NGS") DNA assay performed on surface esophageal cells collected with the FDA 510(k)-cleared EsoCheck device. It quantifies methylation at 31 sites on two genes, Vimentin ("VIM") and Cyclin A1 ("CCNA1"). Analytical validation tests of EsoGuard demonstrated approximately 97% analytical sensitivity, 95% analytical specificity, 98% analytical accuracy, and 100% inter-assay and intra-assay precision. Performance characteristics of the EsoGuard test have been evaluated in two case-control studies and two prospective, single-arm cohort studies. Both cohort studies were designed as “screening” studies, enrolling patients from the intended-use population. In these screening settings, EsoGuard demonstrated a positive predictive value ("PPV") of 30–33% and a negative predictive value ("NPV") of 99% for the detection of Barrett’s esophagus (“BE”) and EAC.

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

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide accurate, non-invasive, patient-friendly testing for the early detection of EAC and BE, including dysplastic BE and related pre-cursors to EAC in patients with chronic GERD.

Recent Developments

Business

Medicare Coverage

In November 2024, we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the LCD, to secure Medicare coverage for EsoGuard. The EsoGuard clinical evidence package included six new peer-reviewed publications: three clinical validation studies (two in the intended use population, one case control), two clinical utility studies, and one analytical validation study. The current LCD provides clear coverage criteria consistent with the ACG, guidelines for esophageal precancer testing. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a CAC, Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (ACG, AGA) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

Department of Veteran Affairs

On January 21, 2026, the Company announced that it has been awarded a contract by the U.S. Department of Veterans Affairs for its EsoGuard® Esophageal DNA Test, expanding access to esophageal precancer testing across the nation's largest integrated healthcare system, which serves more than nine million enrolled veterans annually.

Recent Developments - continued

Business - continued

Real-World Experience Data

In December 2025, the Company announced results from an 18-month real-world experience evaluating the EsoGuard and EsoCheck in approximately 12,000 patients. The analysis demonstrated high technical success rates, rapid procedure times, and appropriate physician utilization in routine clinical practice, consistent with previously reported clinical studies. The data are currently under peer review for publication.

Board Appointment

Effective September 22, 2025, the board of directors of the Company appointed John R. Palumbo as a Class B director of the Company. Mr. Palumbo was designated for appointment by certain of the holders of 2024 Convertible Notes.

Clinical Study Publications

In September 2025, a case series published in Gastroenterology & Hepatology highlighted four real-world cases in which EsoGuard facilitated the timely detection of either high-grade dysplasia (HGD) or intramucosal carcinoma (IMC; T1a esophageal adenocarcinoma). In all four cases, the patients had no prior history of EGD, including one individual who had previously declined multiple EGD referrals. Following positive in-office EsoGuard results, each patient proceeded with endoscopic evaluation, which led to successful identification and eradication of disease in all cases. This case series underscores both the clinical utility of EsoGuard in detecting early-stage neoplasia and the ease with which the test can be integrated into standard office workflows to enhance screening uptake and early disease detection.

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

NCCN Clinical Practice Guidelines Update

In March 2025, we announced that a recent update to the NCCN Guidelines® focused on Esophageal and Esophagogastric Junction Cancers (Version 1.2025) has added a new section on BE screening. The NCCN Guidelines® now reference professional society guidelines on BE screening, including the most recent ACG clinical guideline discussed above, which recommends non-endoscopic biomarker testing, such as EsoGuard performed on samples collected with EsoCheck, as an acceptable alternative to invasive upper endoscopy to detect esophageal precancer.

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

Recent Developments - continued

Financing

September 2025 Confidentially Marketed Public Offering

On September 11, 2025, the Company closed on the September 2025 Offering. The net proceeds of the September 2025 Offering, after deducting the estimated placement agent’s fees and other expenses of $1.8 million, was approximately $27.0 million. The Company intends to use the net proceeds from the September 2025 Offering for working capital and other general corporate purposes.

ATM Facility

On May 30, 2025, the Company entered into an ATM for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC.

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

The year ended December 31, 2025 as compared to year ended December 31, 2024

Revenue

In the year ended December 31, 2025, revenue was $4.7 million as compared to $4.3 million for the corresponding period in the prior year. The $0.4 million increase principally relates to the increase in the consideration received for the performance of the EsoGuard Esophageal DNA tests.

Cost of revenue

In the year ended December 31, 2025, the cost of revenue was approximately $6.7 million as compared to $7.1 million for the corresponding period in the prior year. The $0.4 million decrease was principally related to:

●	approximately $0.6 million decrease in the manufacturing costs associated with the EsoCheck devices and EsoGuard Esophageal DNA tests;
●	approximately $0.3 million increase in compensation related costs; and
●	approximately $0.1 million decrease in the CLIA laboratory supplies required to perform the EsoGuard Esophageal DNA tests.

Sales and marketing expenses

In the year ended December 31, 2025, sales and marketing costs were approximately $17.7 million as compared to $16.5 million for the corresponding period in the prior year. The net increase of $1.2 million was principally related to:

●	approximately $0.7 million increase in compensation related costs, including stock-based compensation; and
●	approximately $0.5 million increase in third-party professional services and consulting costs.

General and administrative expenses

In the year ended December 31, 2025, general and administrative costs were approximately $23.9 million as compared to $20.2 million for the corresponding period in the prior year. The net increase of $3.7 million was principally related to:

●	approximately $1.8 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed;
●	approximately $1.6 million increase in third-party professional service fees, primarily due to financing related costs;
●	approximately $0.5 million decrease in other general corporate and consulting third-party expenses;
●	approximately $0.5 million increase in stock-based compensation; and
●	approximately $0.3 million increase in cash compensation costs.

Results of Operations - continued

The year ended December 31, 2025 as compared to year ended December 31, 2024 - continued

Research and development expenses

In the year ended December 31, 2025, research and development costs were approximately $5.7 million, compared to $6.0 million for the corresponding period in the prior year. The net decrease of $0.3 million was principally related to:

●	approximately $0.8 million decrease in development costs, particularly in clinical trial activities; and
●	approximately $0.5 million increase related to the amended MSA with PAVmed due to the growth and expansion of our business and the services incurred through PAVmed.

Amortization of Acquired Intangible Assets

The amortization of acquired intangible assets was approximately $0.4 million in the year ended December 31, 2025, as compared to $0.7 million for the corresponding period in the prior year. The decrease of $0.3 million in the current period was due to certain acquired intangible assets being fully amortized in February 2024.

Other Income and Expense

Change in fair value of convertible debt

In the year ended December 31, 2025, the change in the fair value of our convertible note was approximately $7.7 million of expense, related to the 2024 Convertible Notes (as defined in Note 13, Debt, to our accompanying consolidated financial statements). The 2024 Convertible Notes were initially measured at the issue date estimated fair value and subsequently remeasured at estimated fair value as of each reporting period date.

Loss on Debt Extinguishment

The Company did not incur debt extinguishment loss in the year ended December 31, 2025.

In the year ended December 31, 2024, a debt extinguishment loss in the aggregate of approximately $5.2 million was recognized in connection with our March 2023 Senior Convertible Note as discussed below.

●

In the year ended December 31, 2024, approximately $8.4 million of principal repayments under the March 2023 Senior Convertible Note along with approximately $0.9 million of interest expense thereon, were settled through the issuance of 13,866,867 shares of common stock of the Company, with such shares having a fair value of approximately $13.5 million (with such fair value measured as the quoted closing price of the common stock of the Company on the respective conversion date). The conversions resulted in a debt extinguishment loss of $4.2 million in the year ended December 31, 2024. In addition to principal payments through conversions, the Company redeemed the March 2023 Senior Convertible Note and incurred an additional $1.0 million of debt extinguishment loss in the year ended December 31, 2024.

See Note 13, Debt, to our accompanying consolidated financial statements, for additional information with respect to the 2024 Convertible Notes.

Results of Operations - continued

The year ended December 31, 2025 as compared to year ended December 31, 2024 - continued

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services, to ongoing research and development activities, and to conducting clinical trials. We experienced a net loss of approximately $58.0 million and used approximately $46.5 million of cash in operations during the year ended December 31, 2025. Financing activities provided $59.0 million of cash during the year ended December 31, 2025. We ended the year with cash on-hand of $34.7 million as of December 31, 2025. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying consolidated financial statements are issued .

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

Liquidity and Capital Resources - continued

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

In March 2026, the Company issued 29,270,685 shares of common stock to the holders of the Series B Preferred Stock, upon the conversion thereof (inclusive of the annual dividend payable thereon).  As a result of the application of the beneficial ownership limitations in such Certificate of Designations, 13,294,267 shares of common stock otherwise issuable upon conversion of the Series B Preferred Stock are held in abeyance until such time that they can be issued without exceeding any such limitations. We also anticipate that on or about May 6, 2026, the Company shall issue 16,823,762 shares of common stock to the holders of the Series B-1 Preferred Stock, upon the conversion thereof (inclusive of the annual dividend payable thereon, but subject to any applicable beneficial ownership limitations).  Upon the occurrence of these events, no shares of Series B Preferred or Series B-1 Preferred Stock shall remain outstanding.

November 2024 Senior Convertible Note Refinancing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 12.0% Senior Secured Convertible Notes due 2029 (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes was completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 (the “2024 SPA”), between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the March 2023 Senior Convertible Note, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes.  As of December 31, 2025, the Company was, and as of the date hereof, the Company is, in compliance with all covenants under the 2024 Convertible Notes.

The Company used a portion of the proceeds from the sale of the 2024 Convertible Notes to redeem the March 2023 Senior Convertible Note, by paying the contractual redemption price of approximately $3.7 million.

March 2025 Registered Direct Offering

On March 5, 2025, the Company closed on the sale of 13,939,330 shares of its common stock at a price of $1.10 per share (the “Offering”). The net proceeds of the Offering, after deducting the estimated placement agent’s fees and other expenses of $0.4 million, was approximately $14.9 million. The Company used the net proceeds from the Offering for working capital and other general corporate purposes.

April 2025 Confidentially Marketed Public Offering

On April 11, 2025, the Company closed on the sale of 14,375,000 shares of its common stock at a price of $1.20 per share (the “April 2025 Offering”). The net proceeds of the April 2025 Offering, after deducting the estimated placement agent’s fees and other expenses of $1.1 million, was approximately $16.2 million. The Company used the net proceeds from the April 2025 Offering for working capital and other general corporate purposes.

September 2025 Confidentially Marketed Public Offering

On September 11, 2025, the Company closed on the September 2025 Offering. The net proceeds of the September 2025 Offering, after deducting the estimated placement agent’s fees and other expenses of $1.8 million, was approximately $27.0 million. The Company intends to use the net proceeds from the September 2025 Offering for working capital and other general corporate purposes.

ATM Facility

On May 30, 2025, the Company entered into an ATM for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the year ended December 31, 2025, the Company sold 215,421 shares through its at-the-market equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. Subsequent to December 31, 2025, as of March 23, 2026, the Company sold 4,161,747 shares through its at-the-market equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions.

Liquidity and Capital Resources - continued

Intercompany Agreements with PAVmed

From our inception in May 2018 through our initial public offering in October 2021, our operations were funded by PAVmed providing working capital cash advances and by PAVmed paying certain operating expenses on our behalf. Additionally, our daily operations have been and continue to be conducted in part by personnel employed by PAVmed, for which we incur an MSA Fee expense. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the Company and PAVmed boards of directors. In March 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a eighth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $750 to $833, effective January 1, 2024. In August 2024, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a ninth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed was increased from $833 to $1,050, effective July 1, 2024. Pursuant to the MSA, as amended, PAVmed may elect to receive payment of the monthly MSA Fee in cash or in shares of our common stock, with such shares valued at the volume weighted average price (“VWAP”) during the final ten trading days of the applicable month (subject to a floor price of $0.70 per share). However, in no event will PAVmed be entitled to receive under the MSA, as amended, from and after the date of the eighth amendment to the MSA, more than 9,644,135 shares of our common stock (representing 19.99% of our outstanding shares of common stock as of immediately prior to the execution of the eighth amendment). In December 2025, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a tenth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed for December 2025 was increased from $1,050 to $2,277 (such increased amount reflects certain PAVmed employee-related costs in respect of services they performed for the benefit of the Company under the MSA).

In accordance with the MSA and the PBERA, on January 26, 2024, PAVmed elected to receive payment of approximately $4.7 million of fees and reimbursements accrued under the MSA and the PBERA through the issuance of 3,331,771 shares of the Company’s common stock.

As of December 31, 2025, we had a Due To: PAVmed Inc. payment obligation liability of approximately $0.0 million, which liability reflects that we had no accrued obligations under a PBERA and the MSA, or with respect to any other operating expenses paid by PAVmed on our behalf. See our accompanying audited consolidated financial statements Note 5, Related Party Transactions.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the March 2023 Senior Convertible Note and 2024 Senior Convertible Notes is presented in a single line item within other income (expense) in the accompanying consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the March 2023 Senior Convertible Note and 2024 Convertible Notes).

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

See Note 12, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 13, Debt, for a discussion of the March 2023 Senior Convertible Note and 2024 Senior Convertible Notes.

Recent Accounting Standards

Recent Accounting Standards Updates Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company effective January 1, 2025, on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements, but resulted in new or expanded disclosures upon adoption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded our system of internal control over financial reporting was effective as of December 31, 2025.

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

Changes to Internal Controls Over Financial Reporting

There has been no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

During the fiscal quarter ended  December 31, 2025, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended  December 31, 2025.

Item 11. Executive Compensation

The information required by this Item 11 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended  December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents filed as a part of the report:

(1)	The following financial statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID #199)
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’Equity (Deficit)
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

(3)	The following exhibits:

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1.1	Amended and Restated Certificate of Incorporation	S-1/A	3.1	10/7/2021
3.1.2	Amendment to Amended and Restated Certificate of Incorporation	8-K	3.1	6/21/2023
3.1.3	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock	8-K	3.1	3/14/2024
3.1.4	Form of Certificate of Designation of Preferences, Rights and Limitations of Series B-1 Convertible Preferred Stock	8-K	3.1	5/7/2024
3.2	Amended and Restated Bylaws	S-1/A	3.2	10/7/2021
4.1	Description of Registrant’s Securities	*
4.2	Common Stock Certificate	S-1/A	4.1	10/7/2021
4.3	Form of 2024 Convertible Note	8-K	4.1	11/29/2024
10.1#	Lucid Diagnostics Inc. Amended and Restated 2018 Long-Term Incentive Equity Plan.	DEF 14A	Annex A	5/2/2022
10.2.1†	Amended and Restated License Agreement, dated as of August 23, 2021, by and between Case Western Reserve University and Lucid Diagnostics Inc.	S-1/A	10.2	10/1/2021
10.2.2	First Amendment to Amended and Restated License Agreement, dated as of February 15, 2024, by and between Case Western Reserve University and Lucid Diagnostics Inc.	10-K	10.2.2	3/24/2025
10.2.3	Second Amendment to Amended and Restated License Agreement, dated as of November 7, 2024, by and between Case Western Reserve University and Lucid Diagnostics Inc.	10-K	10.2.3	3/24/2025
10.3	License Agreement, dated as of May 20, 2019, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.3	10/1/2021
10.4.1	Management Services Agreement, dated as of May 12, 2018, by and between PAVmed Inc. and Lucid Diagnostics Inc.	S-1/A	10.4.1	10/7/2021
10.4.2	Eighth Amendment to Management Services Agreement, dated as of March 22, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-K	10.4.9	3/25/2024
10.4.3	Ninth Amendment to Management Services Agreement, dated as of August 6, 2024, by and between PAVmed Inc. and Lucid Diagnostics Inc.	10-Q	10.2	8/12/2024
10.4.4	Tenth Amendment to Management Services Agreement, dated as of December 15, 2025, by and between PAVmed Inc. and Lucid Diagnostics Inc.	*
10.5	Payroll and Benefit Expense Reimbursement Agreement, dated as of November 30, 2022, by and between PAVmed Inc. and Lucid Diagnostics Inc.	8-K	10.2	12/2/2022

		Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.6#	Form of Stock Option Agreement.	10-K	10.9	3/14/2023
10.7#	Form of Indemnification Agreement.	S-1/A	10.9	10/8/2021
10.8	Quality & Manufacturing Master Services Agreement, dated as of September 1, 2021, by and between Coastline International, Inc. and Lucid Diagnostics Inc.	S-1/A	10.11	10/1/2021
10.9#	Form of Restricted Stock Agreement.	S-1/A	10.12#	10/8/2021
10.10#	Employment Agreement with Lishan Aklog, M.D.	8-K	10.1	1/20/2022
10.11#	Employment Agreement with Dennis M. McGrath	8-K	10.2	1/20/2022
10.12.1#	Employment Agreement with Shaun O’Neil	8-K	10.1	3/23/2022
10.12.2#	Amendment to Employment Agreement with Shaun O’Neil	10-K	10.12.2	3/25/2024
10.13#	Employment Agreement with Michael Gordon	10-K	10.16	3/14/2023
10.14	Sales Agreement, dated as of May 30, 2025, by and between Maxim Group LLC and Lucid Diagnostics Inc.	8-K	1.1	5/30/2025
10.15.1‡	Form of Securities Purchase Agreement (2024 Convertible Notes)	8-K	10.1	11/29/2024
10.15.2	Form of Registration Rights Agreement (2024 Convertible Notes)	8-K	10.2	11/29/2024
10.15.3	Form of Guaranty (2024 Convertible Notes)	8-K	10.3	11/29/2024
10.15.4‡	Form of Security Agreement (2024 Convertible Notes)	8-K	10.4	11/29/2024
10.16	Registration Rights Agreement, dated as of March 13, 2024, by and between Lucid Diagnostics Inc. and the purchasers of Series B Preferred Stock party thereto	8-K	10.2	3/14/2024
10.17	Registration Rights Agreement, dated as of May 6, 2024, by and between Lucid Diagnostics Inc. and the purchasers of Series B-1 Preferred Stock party thereto	8-K	10.2	5/6/2024
10.18#	Lucid Diagnostics Inc. Employee Stock Purchase Plan	S-8	10.1	3/15/2022
14.1	Code of Ethics	10-K	14.1	3/14/2023
19.1	Insider Trading Policy	10-K	19.1	3/24/2025
21.1	List of Subsidiaries	*
23.1	Consent of CBIZ CPAs P.C.	*
23.2	Consent of Marcum LLP	*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
97.1	Form of Compensation Clawback Policy	10-K	97.1	3/25/2024
101	Inline XBRL Document Set for the consolidated financial statements and accompanying notes in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.	*
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.	*

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

Lucid Diagnostics Inc.

March 25, 2026	By:	/s/ Dennis M. McGrath
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

Signature	Title	Date

/s/ Lishan Aklog, M.D.	Chairman of the Board of Directors	March 25, 2026
Lishan Aklog, M.D.	Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis M. McGrath	Chief Financial Officer	March 25, 2026
Dennis M. McGrath	(Principal Financial and Accounting Officer)

/s/ Stanley N. Lapidus	Vice Chairman	March 25, 2026
Stanley N. Lapidus	Director

/s/ Debra J. White	Director	March 25, 2026
Debra J. White

/s/ James L. Cox, M.D.	Director	March 25, 2026
James L. Cox, M.D.

/s/ Jacque J. Sokolov, M.D.	Director	March 25, 2026
Jacque J. Sokolov, M.D.

/s/ Ronald M. Sparks	Director	March 25, 2026
Ronald M. Sparks

/s/ Dennis A. Matheis	Director	March 25, 2026
Dennis A. Matheis

/s/ John R. Palumbo	Director	March 25, 2026
John R. Palumbo

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Lucid Diagnostics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lucid Diagnostics Inc. and Subsidiaries (the “Company”) as of December 31, 2025, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2019 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

New York, NY
March 25, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Lucid Diagnostics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lucid Diagnostics Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2019 to 2025.

New York, NY
March 24, 2025

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data)

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash	$34,705	$22,358
Accounts receivable	643	45
Inventory	353	341
Prepaid expenses, deposits, and other current assets	1,767	2,404
Total current assets	37,468	25,148
Fixed assets, net	809	1,062
Operating lease right-of-use assets	1,806	2,637
Intangible assets, net	315	736
Other assets	47	1,132
Total assets	$40,445	$30,715
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$970	$1,241
Accrued expenses and other current liabilities	2,719	2,829
Operating lease liabilities, current portion	893	854
Senior Secured Convertible Notes - at fair value	24,000	18,600
Total current liabilities	28,582	23,524
Operating lease liabilities, less current portion	927	1,800
Total liabilities	29,509	25,324
Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 54,274 and 54,419 as of December 31, 2025 and December 31, 2024, respectively	54,274	54,419
Common stock, $0.001 par value, 300,000,000 shares authorized as of December 31, 2025 and December 31, 2024, respectively; 131,098,762 and 63,071,950 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	131	63
Additional paid-in capital	230,866	154,675
Accumulated deficit	(274,335)	(203,766)
Total Stockholders’ Equity (Deficit)	10,936	5,391
Total Liabilities and Stockholders’ Equity (Deficit)	$40,445	$30,715

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2025	2024
Revenue	$4,706	$4,346
Operating expenses:
Cost of revenue	6,670	7,099
Sales and marketing	17,710	16,463
General and administrative	23,867	20,156
Amortization of acquired intangible assets	421	688
Research and development	5,678	5,992
Total operating expenses	54,346	50,398
Operating loss	(49,640)	(46,052)
Other income (expense):
Interest income	386	322
Interest expense	(22)	(26)
Change in fair value - Senior Secured Convertible Note	(7,656)	5,394
Debt extinguishments loss - Senior Secured Convertible Note	—	(5,167)
Equity issuance cost extinguishment	(1,078)	—
Other income (expense), net	(8,370)	523
Loss before provision for income tax	(58,010)	(45,529)
Provision for income taxes	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(58,010)	$(45,529)
Less: Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	(7,496)
Less: Series B and Series B-1 Convertible Preferred Stock dividends earned	(12,559)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(70,569)	$(53,025)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.69)	$(1.05)
Weighted average common shares outstanding, basic and diluted	101,946,871	50,515,773

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the YEARS ENDED December 31, 2025 and 2024

(in thousands except number of shares and per share data)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2023	18,625	$18,625	42,329,864	$42	$129,763	$(150,741)	$(2,311)
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	3,333	—	4	—	4
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	4,183	—	4,183
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	351	—	351
Vest - restricted stock awards	—	—	26,912	—	—	—	—
Conversions - Senior Secured Convertible Note	—	—	13,866,867	14	13,468	—	13,482
Purchase - Employee Stock Purchase Plan	—	—	647,940	1	446	—	447
Issuance - Series A-1 Preferred Stock	5,670	5,670	—	—	—	—	5,670
Exchange - Series A and Series A-1 Preferred Stock	(24,295)	(24,295)	—	—	—	(7,496)	(31,791)
Issuance through exchange - Series B and Series B-1 Preferred Stock	31,790	31,790	—	—	—	—	31,790
Issuance through sale- Series B and Series B-1 Preferred Stock	24,129	24,129	—	—	—	—	24,129
Conversions - Series B Preferred Stock	(1,500)	(1,500)	2,075,263	2	1,498	—	—
Issuance - Due To: PAVmed Inc. Settlement in Common Stock	—	—	3,331,771	3	4,672	—	4,675
Issue common stock - vendor service agreement	—	—	790,000	1	640	—	641
Transfer of intellectual property from PAVmed Inc.	—	—	—	—	(350)	—	(350)
Net loss	—	—	—	—	—	(45,529)	(45,529)
Balance as of December 31, 2024	54,419	$54,419	63,071,950	$63	$154,675	$(203,766)	$5,391
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	14,530	—	17	—	17
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	4,387	—	4,387
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	104	—	104
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	215,421	—	274	—	274
Purchase - Employee Stock Purchase Plan	—	—	355,459	—	272	—	272
Issuance - Interest payment paid in stock	—	—	226,626	1	256	—	257
Issuance - Registered Direct Offering, net of fees	—	—	13,939,330	14	14,921	—	14,935
Issuance - Confidentially Marketing Public Offering, net of fees	—	—	43,125,000	43	43,128	—	43,171
Issuance - Dividend on Series B and Series B-1 Preferred Stock	—	—	9,921,423	10	12,549	(12,559)	—
Conversions - Series B Preferred Stock	(145)	(145)	116,523	—	145	—	—
Issue common stock - vendor service agreement	—	—	112,500	—	138	—	138
Net loss	—	—	—	—	—	(58,010)	(58,010)
Balance as of December 31, 2025	54,274	$54,274	131,098,762	$131	$230,866	$(274,335)	$10,936

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data)

	Years Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(58,010)	$(45,529)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	872	1,167
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	4,387	4,183
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	104	351
Change in fair value - Senior Secured Convertible Note	7,656	(5,394)
Debt extinguishment loss - Senior Secured Convertible Note	—	5,167
Amortization of common stock payment for vendor service agreement	234	346
Equity issuance cost extinguishment	1,078	—
Changes in operating assets and liabilities:
Accounts receivable	(601)	—
Prepaid expenses and other current assets	(1,841)	1,159
Accounts payable	(270)	96
Accrued expenses and other current liabilities	(110)	(1,012)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	16	(4,674)
Net cash flows used in operating activities	(46,485)	(44,140)

Cash flows from investing activities
Purchase of equipment	(197)	(296)
Purchase of intellectual property from PAVmed Inc.	—	(350)
Net cash flows used in investing activities	(197)	(646)

Cash flows from financing activities
Proceeds – issue of preferred stock	—	29,798
Proceeds – issue of common stock - Registered Direct Offering, net of fees	14,935	—
Proceeds – issue of common stock - Confidentially Marketed Public Offering, net of fees	43,171	—
Proceeds – issue of Senior Secured Convertible Notes	360	21,615
Payment – repayment of Senior Secured Convertible Note	—	(3,616)
Proceeds – issue of common stock – At-The-Market Facility	274	—
Proceeds – exercise of stock options	17	4
Proceeds – issue common stock – Employee Stock Purchase Plan	272	447
Net cash flows provided by financing activities	59,029	48,248

Net increase (decrease) in cash	12,347	3,462
Cash, beginning of period	22,358	18,896
Cash, end of period	$34,705	$22,358

See accompanying notes to the consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

Lucid Diagnostics Inc. (“Lucid”, “Lucid Diagnostics” or the “Company”) is a commercial-stage, cancer prevention medical diagnostics company. Lucid is focused on the millions of patients with gastroesophageal reflux disease (“GERD”), also known as chronic heartburn, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma (“EAC”). Lucid is a non-consolidated subsidiary of PAVmed Inc. (“PAVmed”).

EsoGuard is a bisulfite-converted next-generation sequencing ("NGS") DNA assay performed on surface esophageal cells collected with EsoCheck. Cell samples, including those collected with EsoCheck, as discussed below, are sent to our laboratory, for testing and analyses using our proprietary EsoGuard NGS DNA assay.

EsoCheck is an FDA 510(k) cleared and CE Mark certified noninvasive swallowable balloon capsule catheter device designed for in-office targeted sampling of surface esophageal cells in a less than a two minute long office procedure. It consists of a vitamin sized semi-rigid plastic capsule tethered to a thin silicone catheter from which a soft inflatable silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal.

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly test for the early detection of EAC and BE, including dysplastic BE, and related precursors to EAC in patients with chronic GERD.

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $4.7 million of revenue for the year ended  December 31, 2025, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to its  common stockholders of approximately $70.6 million and had net cash flows used in operating activities of approximately $46.5 million for the year ended  December 31, 2025. As of  December 31, 2025, the Company had working capital of approximately $8.9 million, with such working capital inclusive of the 2024 Convertible Notes (as defined below) classified as a current liability of approximately $24.0 million and approximately $34.7 million of cash.

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

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and applicable rules and regulations of the United States Securities and Exchange Commission (“SEC”), and include the accounts of the Company and its wholly-owned subsidiaries, LucidDx Labs Inc. and CapNostics LLC. All intercompany transactions and balances have been eliminated in consolidation. The Company is a non-consolidated subsidiary of PAVmed, which has the ability to exercise significant influence over the Company. The Company manages its operations as a single operating segment for the purposes of assessing performance and making operating decisions.

All amounts in the accompanying consolidated financial statements and these notes thereto are presented in thousands of dollars, if not otherwise noted as being presented in millions of dollars, except for shares and per share amounts.

Use of Estimates

In preparing the consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent losses, as of the date of the consolidated financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Significant estimates in these consolidated financial statements include those related to the estimated of fair value of debt obligations, stock-based equity awards, and intangible assets. Other significant estimates include the estimated incremental borrowing rate, the provision or benefit for income taxes and the corresponding valuation allowance on deferred tax assets. In addition, revenue recognition requires management to make significant estimates related to variable consideration in customer contracts and the determination of the amount of such consideration that is not constrained. Additionally, management’s assessment of the Company’s ability to continue as a going concern involves the estimation of the amount and timing of future cash inflows and outflows. On an ongoing basis, the Company evaluates its estimates and assumptions. The Company bases its estimates on historical experience and on various other assumptions believed to be reasonable. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates.

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Certain leases may include options to extend or terminate the agreement. The Company does not assume renewals in determination of the lease term unless the renewals are deemed to be reasonably certain at lease commencement. Also, an option to terminate is considered unless it is reasonably certain the Company will not exercise the option. The Company elected the practical expedient to not recognize a lease ROU asset and lease payment liability for leases with a term of twelve months or less (“short-term leases”), resulting in the aggregate lease payments being recognized on a straight line basis over the lease term. Additionally, the Company elected the practical expedient to not separate lease and non-lease components.

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

Note 3 — Summary of Significant Accounting Policies - continued

Stock-Based Compensation

Stock-based awards are made to members of the board of directors of the Company, the Company’s employees and non-employee consultants, under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan. The Company accounts for stock-based compensation in accordance with the provisions of FASB ASC Topic 718, Stock Compensation (“ASC 718”).

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

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options granted under both the PAVmed 2014 Equity Plan and the Lucid Diagnostics 2018 Equity Plan, which requires the Company to make certain weighted-average valuation estimates and assumptions for stock-based awards, principally as follows:

●

With respect to the PAVmed 2014 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of PAVmed common stock over the period commensurate with the expected term with respect to stock options granted to the board of directors and employees in the years ended  December 31, 2025 and 2024;

●

With respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan, the expected stock price volatility is based on the historical stock price volatility of Lucid Diagnostics common stock and the volatilities of similar entities within the medical device industry over the period commensurate with the expected term with respect to stock options granted to employees in the years ended  December 31, 2025 and 2024;

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

As of  December 31, 2025 and 2024, the carrying values of cash, and accounts payable, approximate their respective fair value due to the short-term nature of these financial instruments.

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

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the March 2023 Senior Convertible Note and the 2024 Convertible Note, including the component related to accrued interest, is  presented in a single line item within other income (expense) in the accompanying consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the March 2023 Senior Convertible Note and the 2024 Convertible Notes).

See Note 12, Financial Instruments Fair Value Measurements, with respect to the FVO election; and Note 13, Debt, for a discussion of the March 2023 Senior Convertible Note and the 2024 Convertible Notes.

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

The Company has entered into agreements with third parties to acquire technologies for potential commercial development. Such agreements generally require an initial payment by the Company when the contract is executed. The purchase of patent license rights for use in research and development activities, including product development, are expensed as incurred and are classified as research and development expense. Additionally, the Company may be obligated to make future royalty payments in the event the Company commercializes the technology and achieves a certain sales volume, which is included in cost of revenues in the accompanying consolidated statements of operations. In accordance with the FASB Accounting Standard Codification (“ASC”) Topic 730, “Research and Development”, (“ASC 730”), expenditures for research and development, including upfront licensing fees and milestone payments associated with products not yet been approved by the United States Food and Drug Administration (“FDA”), are charged to research and development expense as incurred. Future contract milestone and /or royalty payments will be recognized as expense when achievement of the milestone is determined to be probable and the amount of the corresponding milestone can be objectively estimated.

Note 3 — Summary of Significant Accounting Policies - continued

Income Taxes

The Company accounts for income taxes using the asset and liability method, as required by FASB ASC Topic 740, Income Taxes, ("ASC 740"). Current tax liabilities or receivables are recognized for estimated income tax payable and/or refundable for the current year. Deferred tax assets and deferred tax liabilities are recognized for estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, along with net operating loss and tax credit carryforwards. Deferred tax assets and deferred tax liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and deferred tax liabilities are recorded in the provision for income taxes.

Under ASC 740, a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. As a result of the evaluation of the positive and negative evidence bearing upon the estimated realizability of net deferred tax assets, and based on a history of operating losses, it is more-likely-than-not the deferred tax assets will not be realized, and therefore a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, has been recognized as a charge to income tax expense as of  December 31, 2025 and 2024.

The Company recognizes the benefit of an uncertain tax position it has taken or expects to take on its income tax return if such a position is more-likely-than-not to be sustained upon examination by the taxing authorities, with the tax benefit recognized being the largest amount having a greater than 50% likelihood of being realized upon ultimate settlement. As of  December 31, 2025, the Company does not have any unrecognized tax benefits resulting from uncertain tax positions.

The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. There were no amounts accrued for penalties or interest as of  December 31, 2025 and  December 31, 2024 or recognized during the years ended  December 31, 2025 and 2024. The Company is not aware of any issues under review to potentially result in significant payments, accruals, or material deviations from its position.

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

Note 3 — Summary of Significant Accounting Policies - continued

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The guidance was adopted by the Company effective January 1, 2025, on a prospective basis. The adoption of this standard did not have a material impact on the Company's consolidated financial statements, but resulted in new or expanded disclosures upon adoption. Refer to Note 16, Income Taxes for further information.

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. This update modifies the disclosure or presentation requirements of a variety of topics in the Accounting Standards Codification to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The amendments in this update should be applied prospectively, and the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or S-K becomes effective. However, if the SEC has not removed the related disclosure from its regulations by June 30, 2027, the amendments will be removed from the Codification and not become effective. Early adoption is prohibited. The Company is currently evaluating the potential impact this update will have on its consolidated financial statements and disclosures.

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the year ended  December 31, 2025, the Company recognized revenue of $4,706, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. The Company’s revenue for the year ended December 31, 2024 was $4,346, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the year ended  December 31, 2025, the cost of revenue was $6,670, primarily related to costs for our laboratory operations and EsoCheck device supplies. The Company’s cost of revenue for the year ended December 31, 2024 was $7,099, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

		Employee-	PAVmed Inc.
	MSA Fees	Related Costs	OBO Payments	Total
Balance - December 31, 2023	$6,150	$3,163	$26	$9,339
MSA fees	11,300	—	—	11,300
ERC - Benefits	—	1,888	—	1,888
On Behalf Of (OBO) activities	—	—	779	779
Cash payments to PAVmed Inc.	(15,800)	(2,026)	(805)	(18,631)
Payment to PAVmed Inc. settled in LUCD stock	(1,650)	(3,025)	—	(4,675)
Balance - December 31, 2024	$—	$—	$—	$—
		Employee	PAVmed Inc.
	MSA Fees	Related Costs	OBO Payments	Total
Balance - December 31, 2024	$—	$—	$—	$—
MSA fees	13,777	—	—	13,777
ERC - Benefits	—	1,843	—	1,843
On Behalf Of (OBO) activities	—	—	657	657
Cash payments to PAVmed Inc.	(13,777)	(1,843)	(657)	(16,277)
Balance - December 31, 2025	$—	$—	$—	$—

PAVmed - Management Services Agreement

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs a service fee, referred to as the “MSA Fee”, according to the provisions of a Management Services Agreement (“MSA”) with PAVmed. The MSA may be terminated by the Company’s board of directors at any time. The MSA Fee is charged on a monthly basis and is subject-to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company, with any such change in the MSA Fee being subject to approval of the boards of directors of each of the Company and PAVmed. The monthly fee due from the Company to PAVmed is $1,050 which became effective on July 1, 2024. In December 2025, PAVmed and the Company were authorized by their respective boards of directors to enter, and they did enter, into a tenth amendment to the MSA. Under this amendment, the monthly fee due from the Company to PAVmed for December 2025 was increased from $1,050 to $2,277 (such increased amount reflects certain PAVmed employee-related costs in respect of services they performed for the benefit of the Company under the MSA).

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock.

The MSA Fee expense classification in the consolidated statement of operations for the periods noted is as follows:

	Years Ended December 31,
	2025	2024
Sales & Marketing	$703	$581
General & Administrative	9,936	8,113
Research & Development	3,138	2,606
Total MSA Fee	$13,777	$11,300

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	December 31, 2025	December 31, 2024
Advanced payments to service providers and suppliers	$362	$581
Prepaid insurance	416	443
Deposits	989	1,020
Subscribed amounts due from investors	—	360
Total prepaid expenses, deposits and other current assets	$1,767	$2,404

Note 7 — Fixed Assets

Fixed assets, less accumulated depreciation, consisted of the following as of:

	Estimated Useful Life
	(in years)	December 31, 2025	December 31, 2024
Computer and office equipment	2 - 5	$331	$269
Laboratory equipment	3 - 7	1,894	1,765
Furniture and fixtures	3 - 5	136	145
Leasehold improvements	(1)	30	30
Total Fixed Assets		2,391	2,209
Less Accumulated Depreciation		(1,582)	(1,147)
Total Fixed Assets, net		$809	$1,062

(1)	Lesser of remaining lease term or estimated useful life.

Depreciation expense of $451 and $479 for the years ended  December 31, 2025 and 2024, respectively, is included in general and administrative expenses in the accompanying consolidated statements of operations.

Note 8 — Leases

The components of lease expense were as follows:

	Year Ended December 31,
	2025	2024
Operating lease cost	$1,039	$1,168
Short-term lease cost	59	74
Variable lease cost	35	62
Total lease cost	$1,133	$1,304

The Company’s future lease payments as of  December 31, 2025, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s consolidated balance sheets are as follows:

2026	$998
2027	942
2028	19
2029	—
2030	—
Total lease payments	$1,959
Less: imputed interest	(139)
Present value of lease liabilities	$1,820

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Years Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,042	$1,148
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$34	$2,347
Weighted-average remaining lease term - operating leases (in years)	1.99	2.95
Weighted-average discount rate - operating leases	7.915%	7.875%

As of  December 31, 2025 and  December 31, 2024, the Company’s right-of-use assets from operating leases were $1,806 and $2,637, respectively, which are reported in operating lease right-of-use assets in the consolidated balance sheets. As of  December 31, 2025 and  December 31, 2024, the Company had outstanding operating lease obligations of $1,820 and $2,654, respectively, of which $893 and $854, respectively, are reported in operating lease liabilities, current portion and $927 and $1,800, respectively, are reported in operating lease liabilities less current portion in the Company’s consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

Note 9 — Intangible Assets, net

Intangible assets, less accumulated amortization, consisted of the following as of:

	Estimated Useful Life
	(in months)	December 31, 2025	December 31, 2024
Defensive technology	60	$2,105	$2,105
Laboratory licenses and certifications and laboratory information management software	24	3,200	3,200
Total Intangible assets		5,305	5,305
Less Accumulated Amortization		(4,990)	(4,569)
Intangible Assets, net		$315	$736

Amortization expense of the intangible assets discussed above was $421 and $688 for the years ended  December 31, 2025 and 2024, respectively, and is included in amortization of acquired intangible assets in the accompanying consolidated statements of operations. As of  December 31, 2025, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

2026	$315
2027	—
Total	$315

Note 10 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following items as of:

	December 31, 2025	December 31, 2024
Compensation and Employee Benefits	$1,638	$1,479
CWRU Amended License Agreement - Royalty fee	64	64
Operating expenses	620	869
Other	397	417
Total accrued expenses and other current liabilities	$2,719	$2,829

Note 11 — Commitment and Contingencies

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

Note 12 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using [1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2025
2024 Convertible Notes	$—	$—	$24,000	$24,000
Totals	$—	$—	$24,000	$24,000

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2024
2024 Convertible Notes	$—	$—	$18,600	$18,600
Totals	$—	$—	$18,600	$18,600

[1]	There were no transfers between the respective Levels during the year ended December 31, 2025.

As discussed in Note 13, Debt, the Company issued Senior Secured Convertible Notes dated November 22, 2024 with a $21.975 million face value principal (“2024 Convertible Notes”). The convertible notes are accounted for under the fair value option (“FVO”) election, wherein, the financial instruments are initially measured at their issue date estimated fair value and subsequently remeasured at estimated fair value on a recurring basis at each reporting period date.

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

The estimated fair value of the 2024 Convertible Notes as of each December 31, 2025 and December 31, 2024 was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	2024	2024
	Convertible Notes:	Convertible Notes:
	December 31, 2025	December 31, 2024
Fair Value	$24,000	$18,600
Face value principal payable	$21,975	$21,975
Required rate of return	29.50%	29.00%
Conversion Price	$1.00	$1.00
Value of common stock	$1.09	$0.819
Expected term (years)	3.90	4.90
Volatility	40.00%	40.00%
Risk free rate	3.57%	4.28%
Dividend yield	—%	—%

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

Note 13 — Debt

The fair value and face value principal outstanding of the 2024 Convertible Notes as of the dates indicated are as follows:

				Face Value
	Contractual	Stated	Conversion	Principal
	Maturity Date	Interest Rate	Price per Share	Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$24,000
Balance as of December 31, 2025				$21,975	$24,000

				Face Value
	Contractual	Stated	Conversion	Principal
	Maturity Date	Interest Rate	Price per Share	Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$18,600
Balance as of December 31, 2024				$21,975	$18,600

The changes in the fair value of debt during the year ended  December 31, 2025 is as follows:

	2024	Other Income
	Convertible Notes	(expense)
Fair Value - December 31, 2024	$18,600	$—
Non-installment payments – cash interest paid	(1,999)	—
Non-installment payments – common stock	(257)	—
Change in fair value	7,656	(7,656)
Fair Value at December 31, 2025	$24,000
Other Income (Expense) - Change in fair value – year ended December 31, 2025		$(7,656)

The changes in the fair value of debt during the year ended  December 31, 2024 is as follows:

	March 2023 Senior	2024	Sum of Balance Sheet Fair Value	Other Income
	Convertible Note	Convertible Notes	Components	(expense)
Fair Value - December 31, 2023	$13,950	$—	$13,950	$—
Face value principal – issue date	—	21,975	21,975	—
Installment repayments – common stock	(8,365)	—	(8,365)	—
Non-installment payments – common stock	(912)	—	(912)	—
Change in fair value	(2,019)	(3,375)	(5,394)	5,394
Principal repayments - cash	(2,654)	—	(2,654)	—
Fair Value at December 31, 2024	$—	$18,600	$18,600
Other Income (Expense) - Change in fair value – year ended December 31, 2024				$5,394

Note 13 — Debt - continued

March 2023 Senior Secured Convertible Note

Lucid Diagnostics entered into a Securities Purchase Agreement (“SPA”) dated March 13, 2023, with an accredited institutional investor (“Investor”, “Lender”, and /or “Holder”), wherein Lucid agreed to sell, and the Investor agreed to purchase, an aggregate of $11.1 million face value principal of debt.

In the year ended  December 31, 2024, approximately $8,365 of principal repayments along with approximately $912 of interest expense thereon, were settled through the issuance of 13,866,867 shares of common stock of the Company, with such shares having a fair value of approximately $13,482 (with such fair value measured as the respective conversion date quoted closing price of the common stock of the Company). The conversions resulted in debt extinguishment losses of $4,205 in the year ended  December 31, 2024. In addition to principal payments through conversions, in November 2024, the Company redeemed the March 2023 Senior Convertible Note for $3,616, which included an additional $962 of debt extinguishment loss in the year ended  December 31, 2024.

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

Note 13 — Debt - continued

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

Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates, and the consummation of fundamental transactions where the aggregate consideration payable in respect thereof, as determined on a per share of the Company’s common stock basis, has a fair market value that is less than $1.50, among other customary matters. Under the 2024 Convertible Notes, the Company is subject to a financial covenant requiring that the amount of its available cash equal or exceed $5.0 million at all times that at least 25% of the principal amount of 2024 Convertible Notes issued are outstanding. The Company was in compliance with all covenants as of  December 31, 2025.

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

A total of 18,342,201 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 557,412 shares available for grant as of  December 31, 2025. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of  December 31, 2025. In January 2026, the number of shares available for grant was increased by 8,260,980 in accordance with the evergreen provisions of the plan.

Note 14 — Stock-Based Compensation - continued

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

		Weighted
		Average	Remaining
	Number of	Exercise	Contractual	Intrinsic
	Stock Options	Price	Term (Years)	Value(2)
Outstanding stock options at December 31, 2023	5,504,383	$2.00	8.5
Granted(1)	3,733,000	$1.21
Exercised	(3,333)	$1.31
Forfeited	(587,292)	$1.59
Outstanding stock options at December 31, 2024	8,646,758	$1.68	8.1	$199
Granted(1)	2,296,000	$1.35
Exercised	(14,530)	$1.15
Forfeited	(655,586)	$1.55
Outstanding stock options at December 31, 2025(3)	10,272,642	$1.62	7.5	$396
Vested and exercisable stock options at December 31, 2025	7,272,610	$1.76	6.9	$349

(1)

Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.

(2)

The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of  December 31, 2025 and  December 31, 2024 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.

(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of December 31, 2025 and 2024.

On February 20, 2025, the Company granted 1,321,000 stock options to employees and directors under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.49. Each option will vest one-third after one year then ratably over the next eight quarters.

Subsequent to  December 31, 2025, on February 20, 2026, the Company granted 2,161,000 stock options to employees under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.36. Each option will vest one-third on December 31, 2026 and then ratably over the next eight quarters.

Note 14 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Unvested restricted stock awards as of December 31, 2023	2,337,440	$8.99
Granted	1,600,000	1.03
Vested	(26,912)	4.56
Forfeited	(13,088)	4.56
Unvested restricted stock awards as of December 31, 2024	3,897,440	$5.77
Granted	2,686,800	1.49
Vested	—	—
Forfeited	—	—
Unvested restricted stock awards as of December 31, 2025	6,584,240	$4.02

On February 20, 2025, a total of 2,686,000 restricted stock awards were granted to employees, management and directors under the Lucid Diagnostics 2018 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $4.0 million, which was measured using the grant date quoted closing price per share of Lucid Diagnostics common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest on a single vest date of May 20, 2028. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

Subsequent to  December 31, 2025, on February 20, 2026, a total of 5,746,000 restricted stock awards were granted to employees, management and directors under the Lucid Diagnostics 2018 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $7.8 million, which was measured using the grant date quoted closing price per share of Lucid Diagnostics common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. The vesting of the restricted stock awards vest on a single vest date of May 20, 2029. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

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

Note 14 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Years Ended December 31,
	2025	2024
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$147	$120
Lucid Diagnostics 2018 Equity Plan – sales and marketing	994	1,221
Lucid Diagnostics 2018 Equity Plan - general and administrative	2,788	2,325
Lucid Diagnostics 2018 Equity Plan - research and development	458	517
PAVmed 2014 Equity Plan - cost of revenue	44	44
PAVmed 2014 Equity Plan - sales and marketing	27	144
PAVmed 2014 Equity Plan - general and administrative	7	5
PAVmed 2014 Equity Plan - research and development	26	158
Total stock-based compensation expense	$4,491	$4,534

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

As of  December 31, 2025, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

		Weighted
		Average
		Remaining
	Unrecognized	Service Period
	Expense	(Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$2,384	1.7
Restricted Stock Awards	$3,454	1.5
PAVmed 2014 Equity Plan
Stock Options	$20	1.5
Restricted Stock Awards	$18	2.4

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.86 per share and $0.79 per share during the years ended  December 31, 2025 and 2024, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Year Ended December 31,
	2025	2024
Expected term of stock options (in years)	5.8	5.7
Expected stock price volatility	68%	73%
Risk free interest rate	4.2%	4.3%
Expected dividend yield	—%	—%

Note 14 — Stock-Based Compensation - continued

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 203,051 shares and 511,884 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $141 and $353 on March 31, 2025 and 2024, respectively, under the Lucid ESPP. A total of 152,408 and 136,056 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $131 and $94 on September 30, 2025 and 2024, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 2,500,000 shares of common stock of which 904,371 shares are available for issue as of  December 31, 2025. In January 2026, the number of shares available for issue was increased by 1,000,000 in accordance with the evergreen provisions of the plan.

Note 15 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

As of  December 31, 2025 and December 31, 2024, there were 44,140 and 44,285 shares, respectively, of Series B Preferred Stock, classified in permanent equity, issued and outstanding.

On March 13, 2024, the Company entered into subscription agreements (each, a “Series B Subscription Agreement”) and exchange agreements (each, a “Series B Exchange Agreement”) with certain accredited investors (collectively, the “Series B Investors”), which agreements provided for (i) the sale to the Series B Investors of 12,495 shares of newly designated Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at a purchase price of $1,000 per share, and (ii) the exchange by the Series B Investors of 13,625 shares of Lucid Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”), and 10,670 shares of Lucid Series A-1 Convertible Preferred Stock, par value $0.001 per share (the “Series A-1 Preferred Stock”), held by them for 31,790 shares of Series B Preferred Stock (collectively, the “Series B Offering and Exchange”). Prior to the execution of the Series B Subscription Agreements and the Series B Exchange Agreements, the Company entered into subscription agreements with certain of the Series B Investors providing for the sale to such investors of 5,670 shares of Series A-1 Preferred Stock, at a purchase price of $1,000 per share, which shares the investors immediately agreed to exchange for shares of Series B Preferred Stock pursuant to the Series B Exchange Agreements. Each share of the Series B Preferred Stock has a stated value of $1,000 and a conversion price of $1.2444. The aggregate gross proceeds of these transactions were $18.2 million (inclusive of $5.7 million of aggregate gross proceeds from the sale of the Series A-1 Preferred Stock that was immediately exchanged for Series B Preferred Stock in the transactions).

Each holder of Series B Preferred Stock (i) was entitled to receive, and did receive, a dividend on March 13, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2025, and (ii) was entitled to receive, and did receive, a dividend on March 13, 2026 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock then held by such holder on March 13, 2026. The Company issued in the aggregate 7,117,463 common shares, with such shares having a fair value of approximately $9.1 million at the time of issuance, in satisfaction of the March 13, 2025 Series B Preferred Stock dividend. Subsequent to December 31, 2025, on March 13, 2026, the Company issued in the aggregate 7,094,159 common shares, with such shares having a fair value of approximately $9.7 million at the time of issuance, in satisfaction of the March 13, 2026 Series B Preferred Stock dividend.

On September 3, 2025, an investor of the Series B Preferred Stock converted 145 shares of Series B Preferred Stock at the stated conversion price of $1.2444 for 116,523 shares of the Company’s common stock.

Subsequent to December 31, 2025, in March 2026, on or about the mandatory conversion date for the Series B Preferred Stock, the Company issued 29,270,685 shares of common stock to the holders of the Series B Preferred Stock, including 7,094,159 shares in payment of the earned dividend, to satisfy its contractual obligations in accordance with the Certificate of Designation of those securities.  As a result of the application of the beneficial ownership limitations in such Certificate of Designations, 13,294,267 shares of common stock otherwise issuable upon conversion of the Series B Preferred Stock are held in abeyance until such time that they can be issued without exceeding any such limitations.  As of the mandatory conversion date, there were no Series B Convertible Preferred stock outstanding.

In connection with the issuance, the Company filed a Certificate of Designation of Preferences, Rights and Limitations of the Series B Preferred Stock with the Secretary of State of the State of Delaware (the “Certificate of Designation”). The key terms of the Series B Preferred Stock were as follows:

Each share of Series B Preferred Stock was convertible at the option of the holder, subject to certain beneficial ownership limitations into such number of shares of the Company’s common stock, equal to the number of Series B Preferred Shares to be converted, multiplied by the stated value of $1,000 (the “Stated Value”), divided by the conversion price in effect at the time of the conversion. The initial conversion price was $1.2444, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. The Series B Preferred Stock was convertible into shares of our common stock at any time at the option of the holder from and after the six-month anniversary of its issuance, and automatically converted into shares of our common stock on March 13, 2026 (with 13,294,267 shares of our common stock issuable on conversion held in abeyance in accordance with the applicable beneficial ownership limitations), the second anniversary of its issuance at a conversion price of $1.2444, and the Series B Preferred Stock was a voting security (subject to applicable ownership limitations). In addition, the Series B Preferred Stock issued in exchange for Series A Preferred Stock and Series A-1 Preferred Stock could have been converted, at the election of the Company at any time after the six-month anniversary of the issuance of such shares of Series B Preferred Stock, upon written notice given to the holders of such shares, if the volume weight average price of our common stock had been at least $8.00 per share (subject to adjustment in the event of stock splits, stock dividends, and similar transactions) on 20 out of 30 consecutive trading days ending within 15 trading days prior to the date on which such notice is given (subject to certain limited exceptions) (a “VWAP-Based Mandatory Conversion”).

Note 15 — Stockholders’ Equity - continued

The Series B Preferred Stock was senior to the Common Stock and any other class of the Company’s capital stock that was not by its terms senior to or pari passu with the Series B Preferred Stock.

In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (or any Deemed Liquidation Event as defined in the Certificate of Designation), the holders of shares of Series B Preferred Stock then outstanding would have been entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment shall be made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the greater of (i) the Stated Value, plus any dividends accrued but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series B Preferred Stock been converted into Common Stock immediately prior to such event.

The Series B Preferred Stock is a voting security (subject to applicable ownership limitations).

The Company could not effect any conversion of the Series B Preferred Stock, and a holder would not have the right to receive dividends or convert any portion of the Series B Preferred Stock, to the extent that, after giving effect to the receipt of dividends or the conversion, the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s outstanding common stock (or, upon election of the holder, 9.99% of the Company’s outstanding common stock).

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

Series B-1 Preferred Stock Offering

As of  December 31, 2025 and December 31, 2024, there were 10,134 shares of Series B-1 Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

Note 15 — Stockholders’ Equity - continued

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

As of  December 31, 2025 and  December 31, 2024, there were 131,098,762 and 63,071,950 shares of common stock issued and outstanding, respectively. On September 10, 2024, following preferred equity transactions completed by the Company earlier in 2024 and the termination of voting proxies entered into between PAVmed and certain shareholders of the Company, PAVmed’s voting interest in the Company was reduced to less than 50.0%, resulting in the loss of a controlling financial interest. However, PAVmed retains the ability to exercise significant influence over Lucid. As of  December 31, 2025, PAVmed holds 31,302,444 shares of the Company’s common stock.

On January 26, 2024, PAVmed elected to receive payment of $4,675 of fees and reimbursements due from Lucid, through the issuance of 3,331,771 shares of Lucid Diagnostics common stock. Substantially all of such shares were distributed by PAVmed to its shareholders on February 15, 2024.

Note 15 — Stockholders’ Equity - continued

In the year ended  December 31, 2025, the Company issued 112,500 shares of common stock to vendors in exchange for $138 of agreed upon services, which is included in general and administrative operating expenses on the Company’s consolidated statement of operations.

Subsequent to December 31, 2025, in March 2026, on or about the mandatory conversion date for the Series B Preferred Stock, the Company issued 29,270,685 shares of common stock to the holders of the Series B  Preferred Stock, including 7,094,159 shares in payment of the earned dividend, to satisfy its contractual obligations in accordance with the Certificate of Designation of those securities.  As a result of the application of the beneficial ownership limitations in such Certificate of Designations, 13,294,267 shares of common stock otherwise issuable upon conversion of the Series B Preferred Stock are held in abeyance until such time that they can be issued without exceeding any such limitations.  As of the mandatory conversion date, there were no Series B Convertible Preferred stock outstanding.

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

Committed Equity Facility and ATM Facility

On March 28, 2022, the Company entered into a committed equity facility with an affiliate of Cantor Fitzgerald (“Cantor”). Under the terms of the committed equity facility, Cantor has committed to purchase up to $50 million of the Company’s common stock from time to time at the request of the Company. While there are distinct differences, the facility is structured similarly to a traditional at-the-market equity facility, insofar as it allows the Company to raise primary equity capital on a periodic basis at prices based on the existing market price. Cumulatively a total of 680,263 shares of Lucid Diagnostics’ common stock were issued for net proceeds of approximately $1.8 million, after a 4% discount, as of August 1, 2025. This facility terminated on August 1, 2025, which is the first of the month following the 36-month anniversary of the effective date of the registration statement for the same. Upon termination of the CEF, the Company expensed the remaining $1,078 of deferred financing fees.

On May 30, 2025, the Company entered into a Controlled Equity Offering Agreement (also “ATM” or “at-the-market” offering) between the Company and Maxim Group LLC for up to $25.0 million of its common stock that may be offered and sold from time to time. In the year ended  December 31, 2025, the Company sold 215,421 shares through their ATM equity facility for net proceeds of approximately $0.3 million, after payment of 3% commissions. Subsequent to  December 31, 2025, as of March 23, 2026, the Company sold 4,161,747 shares through its at-the-market equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions.

Note 16 — Income Taxes

Income tax (benefit) expense for respective periods noted is as follows:

	Years Ended December 31,
	2025	2024
Current
Federal, State and Local	$—	$—
Deferred
Federal	(9,466)	(8,033)
State and Local	(4,021)	(2,173)
Current and Deferred tax (benefit) expense	(13,487)	(10,206)
Less: Valuation allowance reserve	13,487	10,206
Income tax (benefit) expense	$—	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31,
	2025	Amount
U.S. federal statutory rate	21.0%	(12,182)

Current state tax expense	0.0%	—
Deferred California tax (benefit)	5.0%	(2,928)
Deferred state tax (benefit) - all other states	0.1%	(74)
State revaluation of DTA	0.9%	(546)
State deferred true-up	(0.6)%	371
State valuation allowance - California	(5.0)%	2,928
State valuation allowance - all other states	(0.1)%	74
Total state taxes (net of federal benefit)	0.3%	(175)

Permanent differences - Other	(3.2)%	1,879
Tax credits	0.4%	(219)
Foreign tax effects	0.0%	—
New tax law changes	0.0%	—
Effect of Cross - Border Tax laws	0.0%	—
Changes in Unrecognized Benefits	0.0%	—
Federal deferred true-up	(0.4)%	213
Change in valuation allowance	(18.1)%	10,484
Effective tax rate	—%	$—

The reconciliation of the federal statutory income tax rate to the effective income tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31,
2024
U.S. federal statutory rate	21.0%
U.S. state and local income taxes, net of federal benefit	6.1%
Permanent differences	(1.9)%
Tax credits	0.4%
Revaluation of state deferred taxes	0.8%
Federal deferred true-up	(0.8)%
State deferred true-up	(3.2)%
Valuation allowance	(22.4)%
Effective tax rate	—%

For the year ended December 31, 2025, the components of the Company’s income tax paid are state and local taxes primarily from California, Connecticut, Massachusetts, New Jersey and New York. For the year ended December 31, 2024, there were no income taxes paid.

Substantially all sources of losses before provision for income tax were derived from sources within the United States. No income was derived from foreign sources for the years ended December 31, 2025 and 2024.

The tax effects of temporary differences which give rise to the net deferred tax assets for the respective period noted is as follows:

	Years Ended December 31,
	2025	2024
Deferred Tax Assets
Net operating loss	$52,853	$39,472
Stock-based compensation expense	8,643	7,659
Accrued expenses	145	154
Depreciation & amortization	810	755
Lease liabilities	499	736
Research and development expenditures	1,964	3,107
Research and development tax credit carryforwards	1,443	1,225
Deferred tax assets	$66,357	$53,108

Deferred Tax Liabilities
Operating leases right-of-use assets	(495)	(732)
Deferred Tax Liabilities	$(495)	$(732)

Deferred tax assets, net of deferred tax liabilities	65,863	52,376
Less: valuation allowance	(65,863)	(52,376)
Deferred tax assets, net after valuation allowance	$—	$—

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

As required by FASB ASC Topic 740, Income Taxes, (“ASC 740”), a “more-likely-than-not” criterion is applied when assessing the estimated realization of deferred tax assets through their utilization to reduce future taxable income, or with respect to a deferred tax asset for tax credit carryforward, to reduce future tax expense. A valuation allowance is established, when necessary, to reduce deferred tax assets, net of deferred tax liabilities, when the assessment indicates it is more-likely-than-not, the full or partial amount of the net deferred tax asset will not be realized. Accordingly, the Company evaluated the positive and negative evidence bearing upon the estimated realizability of the net deferred tax assets, and based on the Company’s history of operating losses, concluded it is more-likely-than-not the deferred tax assets will not be realized, and therefore recognized a valuation allowance reserve equal to the full amount of the deferred tax assets, net of deferred tax liabilities, as of  December 31, 2025 and 2024.

Lucid Diagnostics has federal and state net operating loss (“NOL”) carryforwards, available to reduce future taxable income, if any, as of  December 31, 2025 and 2024, as follows: federal NOL carryforward of approximately $192.8 million and $144.8 million, respectively, with such federal NOL carryforward not having a statutory expiration date; and state NOL carryforward of approximately $192.6 million and $134.6 million, respectively, with such state NOL carryforward having statutory expiration dates commencing in 2037. The Company has not yet conducted a formal analysis and the NOL carryforward may be subject-to limitation under U.S. Internal Revenue Code (“IRC”) Section 382 (provided there was a greater than 50% ownership change, as computed under such IRC Section 382).

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

The Company files income tax returns in the United States in federal and applicable state and local jurisdictions. The Company’s tax filings for the years 2022 and thereafter each remain subject to examination by taxing authorities. The Company’s policy is to record interest and penalties related to income taxes as part of its income tax provision. The Company has not recognized any penalties or interest related to its income tax provision.

Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. Key provisions of the OBBBA include making permanent certain aspects of the 2017 Tax Cuts and Jobs Act, modifying certain international tax rules, and restoring provisions that accelerate deductions for certain business investments and expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and other implemented in subsequent years. The OBBBA did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2025, and the Company does not expect the changes to have a material impact on the provision for income taxes or net income in future periods.

Note 17 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Years Ended December 31,
	2025	2024
Numerator
Net loss	$(58,010)	$(45,529)
Deemed dividend on Series A and Series A-1 Convertible Preferred Stock	—	(7,496)
Series B and Series B-1 Convertible Preferred Stock dividends earned	(12,559)	—
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(70,569)	$(53,025)

Denominator
Weighted average common shares outstanding, basic and diluted	101,946,871	50,515,773

Net loss per share (1)
Net loss per share - basic and diluted	$(0.69)	$(1.05)

(1) - Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the years ended  December 31, 2025 and 2024 include the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares outstanding includes such incremental shares. However, as the Company was in a loss position for all years presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	December 31,
	2025	2024

Stock options	10,272,642	8,646,758
Unvested restricted stock awards	6,584,240	3,897,440
Preferred stock	49,490,593	49,607,115
Total	66,347,475	62,151,313

Note 18 — Segment Information

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

During the years ended  December 31, 2025 and 2024 revenues resulting from the delivery of patient EsoGuard test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.