Form 10-Q
period 2026-03-31
Lucid Diagnostics Inc.
filed 2026-05-13
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026 and May 11, 2026 there were 177,188,256 and 203,066,783, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash	$27,876	$34,705
Accounts receivable	689	643
Inventory	469	353
Prepaid expenses, deposits, and other current assets	2,328	1,767
Total current assets	31,362	37,468
Fixed assets, net	907	809
Operating lease right-of-use assets	1,591	1,806
Intangible assets, net	210	315
Other assets	10	47
Total assets	$34,080	$40,445
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,077	$970
Accrued expenses and other current liabilities	2,200	2,719
Operating lease liabilities, current portion	908	893
Senior Secured Convertible Notes - at fair value	25,200	24,000
Total current liabilities	29,385	28,582
Operating lease liabilities, less current portion	695	927
Total liabilities	30,080	29,509
Commitments and contingencies (Note 8)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 10,134 and 54,274 as of March 31, 2026 and December 31, 2025, respectively	10,134	54,274
Common stock, $0.001 par value, 300,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively; 164,878,638 and 131,098,762 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	165	131
Additional paid-in capital	291,664	230,866
Accumulated deficit	(297,963)	(274,335)
Total Stockholders’ Equity (Deficit)	4,000	10,936
Total Liabilities and Stockholders’ Equity (Deficit)	$34,080	$40,445

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenue	$1,256	$828
Operating expenses:
Cost of revenue	1,625	1,551
Sales and marketing	5,002	4,069
General and administrative	5,432	6,162
Amortization of acquired intangible assets	105	105
Research and development	1,206	1,428
Total operating expenses	13,370	13,315
Operating loss	(12,114)	(12,487)
Other income (expense):
Interest income	70	66
Interest expense	(6)	(9)
Change in fair value - Senior Secured Convertible Note	(1,859)	(14,478)
Other income (expense), net	(1,795)	(14,421)
Loss before provision for income tax	(13,909)	(26,908)
Provision for income taxes	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(13,909)	$(26,908)
Less: Series B Convertible Preferred Stock dividends earned	(9,719)	(9,110)
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(23,628)	$(36,018)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.17)	$(0.52)
Weighted average common shares outstanding, basic and diluted	140,096,782	68,796,392

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE MONTHS ENDED March 31, 2026 and 2025

(in thousands except number of shares and per share data - unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2025	54,274	$54,274	131,098,762	$131	$230,866	$(274,335)	$10,936
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	15,157	—	20	—	20
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,402	—	1,402
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	9	—	9
Vest - restricted stock awards	—	—	20,622	—	—	—	—
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	4,161,747	4	5,270	—	5,274
Purchase - Employee Stock Purchase Plan	—	—	242,284	—	210	—	210
Issuance - Interest payment paid in stock	—	—	69,382	—	75	—	75
Issuance - Dividend on Series B Preferred Stock	—	—	7,094,159	7	9,712	(9,719)	—
Conversions - Series B Preferred Stock (13,294,267 shares held in abeyance)	(44,140)	(44,140)	19,812,596	20	44,120	—	—
Issuance - release of shares held in abeyance	—	—	2,363,929	3	(3)	—	—
Tax withholdings on equity based compensation	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(13,909)	(13,909)
Balance as of March 31, 2026	10,134	$10,134	164,878,638	$165	$291,664	$(297,963)	$4,000

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2024	54,419	$54,419	63,071,950	$63	$154,675	$(203,766)	$5,391
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	1,893	—	3	—	3
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	949	—	949
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	81	—	81
Purchase - Employee Stock Purchase Plan	—	—	203,051	—	141	—	141
Issuance - Interest payment paid in stock	—	—	40,767	—	32	—	32
Issuance - Registered Direct Offering, net of fees	—	—	13,939,331	14	14,920	—	14,934
Issuance - Dividend on Series B Preferred Stock	—	—	7,117,463	7	9,103	(9,110)	—
Net loss	—	—	—	—	—	(26,908)	(26,908)
Balance as of March 31, 2025	54,419	$54,419	84,374,455	$84	$179,904	$(239,784)	$(5,377)

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(13,909)	$(26,908)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	222	221
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	1,402	949
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	9	81
Change in fair value - Senior Secured Convertible Note	1,859	14,478
Amortization of common stock payment for vendor service agreement	29	74
Changes in operating assets and liabilities:
Accounts receivable	(46)	(16)
Prepaid expenses and other current assets	(1,247)	(185)
Accounts payable	108	(412)
Accrued expenses and other current liabilities	(519)	(756)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	(9)	9
Net cash flows used in operating activities	(12,101)	(12,465)

Cash flows from investing activities
Purchase of equipment	(215)	(93)
Net cash flows used in investing activities	(215)	(93)

Cash flows from financing activities
Proceeds – issue of common stock - Registered Direct Offering, net of fees	—	14,934
Proceeds – issue of Senior Secured Convertible Notes	—	360
Proceeds – issue of common stock – At-The-Market Facility	5,274	—
Tax withholdings on equity based compensation	(17)	—
Proceeds – exercise of stock options	20	3
Proceeds – issue common stock – Employee Stock Purchase Plan	210	141
Net cash flows provided by financing activities	5,487	15,438

Net (decrease) increase in cash	(6,829)	2,880
Cash, beginning of period	34,705	22,358
Cash, end of period	$27,876	$25,238

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in these accompanying notes are presented in thousands, except number of shares and per-share amounts.)

Note 1 — The Company

Description of the Business

Lucid Diagnostics Inc. ("Lucid", "Lucid Diagnostics", or the “Company”) is a commercial-stage, cancer prevention medical diagnostics company. Lucid is focused on the millions of patients with gastroesophageal reflux disease ("GERD"), also known as chronic heartburn, who are at risk of developing esophageal precancer and cancer, specifically highly lethal esophageal adenocarcinoma ("EAC").

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.3 million of revenue for the three months ended March 31, 2026, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to its common stockholders of approximately $23.6 million and had net cash flows used in operating activities of approximately $12.1 million for the three months ended March 31, 2026. As of  March 31, 2026, the Company had working capital of approximately $2.0 million, with such working capital inclusive of the 2024 Convertible Notes (as defined below) classified as a current liability of approximately $25.2 million and approximately $27.9 million of cash. Subsequent to March 31, 2026, on April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share in a registered direct offering. The net proceeds of the offering, after deducting the underwriting discount and other estimated expenses, were approximately $16.8 million.

Note 2 — Liquidity and Going Concern - continued

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

Note 3 — Summary of Significant Accounting Policies

Significant Accounting Policies

The Company’s significant accounting policies are as disclosed in the Company’s Annual Report on Form 10-K for the year ended  December 31, 2025 as filed with the SEC on March 25, 2026, except as otherwise noted herein below.

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

As permitted under SEC rules, certain footnotes or other financial information normally required by U.S. GAAP have been condensed or omitted. The balance sheet as of  December 31, 2025 has been derived from audited consolidated financial statements at such date. The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements, and in the opinion of management, include all adjustments, consisting only of routine recurring adjustments, necessary for a fair statement of the Company’s unaudited condensed consolidated financial information.

The unaudited condensed consolidated results of operations for the three months ended March 31, 2026 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended  December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2026.

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

The key aspects considered by the Company include the following:

Contracts— The Company’s customer is primarily the patient, but the Company does not enter into a formal reimbursement contract with a patient. The Company establishes a contract with a patient in accordance with other customary business practices, which is the point in time an order is received from a provider and a patient specimen has been returned to the laboratory for testing. Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with Center for Medicare & Medicaid Services (“CMS”) and applicable reimbursement contracts established between the Company and payers. The Company’s consideration can be deemed variable or fixed depending on the structure of specific payer contracts, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Note 3 — Summary of Significant Accounting Policies - continued

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

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three months ended March 31, 2026 and 2025, the Company recognized revenue of $1,256 and $828, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three months ended March 31, 2026 and 2025, the cost of revenue was $1,625 and $1,551, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2025	$—	$—	$—	$—
MSA fees	3,150	—	—	3,150
ERC - Benefits	—	860	—	860
On Behalf Of (OBO) activities	—	—	152	152
Cash payments to PAVmed Inc.	(3,150)	(860)	(152)	(4,162)
Balance - March 31, 2026	$—	$—	$—	$—

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

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended
	March 31,
	2026	2025
Sales & Marketing	$266	$164
General & Administrative	2,312	2,253
Research & Development	572	733
Total MSA Fee	$3,150	$3,150

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	March 31, 2026	December 31, 2025
Advanced payments to service providers and suppliers	$532	$362
Prepaid insurance	302	416
Deposits	1,494	989
Total prepaid expenses, deposits and other current assets	$2,328	$1,767

Note 7 — Leases

The Company’s future lease payments as of  March 31, 2026, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2026 (remainder of year)	$749
2027	942
2028	19
2029	—
2030	—
Total lease payments	$1,710
Less: imputed interest	(107)
Present value of lease liabilities	$1,603

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$249	$267
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$34
Weighted-average remaining lease term - operating leases (in years)	1.74	2.71
Weighted-average discount rate - operating leases	7.905%	7.925%

As of  March 31, 2026 and  December 31, 2025, the Company’s right-of-use assets from operating leases were $1,591 and $1,806, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of  March 31, 2026 and  December 31, 2025, the Company had outstanding operating lease obligations of $1,603 and $1,820, respectively, of which $908 and $893, respectively, are reported in operating lease liabilities, current portion and $695 and $927, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
March 31, 2026
2024 Convertible Notes	$—	$—	$25,200	$25,200
Totals	$—	$—	$25,200	$25,200

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2025
2024 Convertible Notes	$—	$—	$24,000	$24,000
Totals	$—	$—	$24,000	$24,000

[1]	There were no transfers between the respective Levels during the three months ended March 31, 2026.

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

The estimated fair value of the 2024 Convertible Notes as of each  March 31, 2026 and  December 31, 2025 was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	2024 Convertible Notes:	2024 Convertible Notes:
	March 31, 2026	December 31, 2025
Fair Value	$25,200	$24,000
Face value principal payable	$21,975	$21,975
Required rate of return	30.70%	29.50%
Conversion Price	$1.00	$1.00
Value of common stock	$1.15	$1.09
Expected term (years)	3.65	3.90
Volatility	40.00%	40.00%
Risk free rate	3.77%	3.57%
Dividend yield	—%	—%

The estimated fair values reported utilized the Company’s common stock price along with certain Level 3 inputs (as discussed in the table above), in the development of Monte Carlo simulation models, discounted cash flow analyses, and/or Black-Scholes valuation models. The estimated fair values are subjective and are affected by changes in inputs to the valuation models and analyses, including the Company’s common stock price, the Company’s dividend yield, the risk-free rates based on U.S. Treasury security yields, and certain other Level-3 inputs including, assumptions regarding the estimated volatility in the value of the Company’s common stock price and the volatility of similar entities within the medical device industry. Changes in these assumptions can materially affect the estimated fair values.

Note 10 — Debt

The fair value and face value principal outstanding of the 2024 Convertible Notes as of the dates indicated are as follows:

				Face Value
	Contractual	Stated	Conversion	Principal
	Maturity Date	Interest Rate	Price per Share	Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$25,200
Balance as of March 31, 2026				$21,975	$25,200

				Face Value
	Contractual	Stated	Conversion	Principal
	Maturity Date	Interest Rate	Price per Share	Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$24,000
Balance as of December 31, 2025				$21,975	$24,000

The changes in the fair value of debt during the three months ended March 31, 2026 is as follows:

	2024	Other Income
	Convertible Notes	(expense)
Fair Value at December 31, 2025	$24,000	$—
Non-installment payments – common stock	(75)	—
Non-installment payments – cash interest paid	(584)	—
Change in fair value	1,859	(1,859)
Fair Value at March 31, 2026	$25,200
Other Income (Expense) - Change in fair value – three months ended March 31, 2026		$(1,859)

The changes in the fair value of debt during the three months ended March 31, 2025 is as follows:

	2024	Other Income
	Convertible Notes	(expense)
Fair Value at December 31, 2024	$18,600	$—
Non-installment payments – common stock	(32)	—
Non-installment payments – cash interest paid	(246)	—
Change in fair value	14,478	(14,478)
Fair Value at March 31, 2025	$32,800
Other Income (Expense) - Change in fair value – three months ended March 31, 2025		$(14,478)

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

Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates, and the consummation of fundamental transactions where the aggregate consideration payable in respect thereof, as determined on a per share of the Company’s common stock basis, has a fair market value that is less than $1.50, among other customary matters. Under the 2024 Convertible Notes, the Company is subject to a financial covenant requiring that the amount of its available cash equal or exceed $5.0 million at all times that at least 25% of the principal amount of 2024 Convertible Notes issued are outstanding. The Company was in compliance with all covenants as of  March 31, 2026.

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

A total of 26,603,181 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 976,335 shares available for grant as of  March 31, 2026. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of  March 31, 2026. In January 2026, the number of shares available for grant was increased by 8,260,980 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

		Weighted	Remaining
	Number of	Average	Contractual	Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value(2)
Outstanding stock options at December 31, 2025	10,272,642	$1.62	7.5	$396
Granted(1)	2,228,500	$1.35
Exercised	(15,157)	$1.29
Forfeited	(132,443)	$1.33
Outstanding stock options at March 31, 2026(3)	12,353,542	$1.57	7.6	$472
Vested and exercisable stock options at March 31, 2026	7,680,579	$1.74	6.6	$402

(1)

Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.

(2)

The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of  March 31, 2026 and  December 31, 2025 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.

(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of March 31, 2026 and December 31, 2025.

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

Note 11 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Unvested restricted stock awards as of December 31, 2025	6,584,240	$4.02
Granted	5,746,000	1.36
Vested	(20,622)	1.49
Forfeited	(14,378)	1.49
Unvested restricted stock awards as of March 31, 2026	12,295,240	$2.78

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

Note 11 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended
	March 31,
	2026	2025
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$113	$33
Lucid Diagnostics 2018 Equity Plan – sales and marketing	253	221
Lucid Diagnostics 2018 Equity Plan - general and administrative	905	600
Lucid Diagnostics 2018 Equity Plan - research and development	131	95
PAVmed 2014 Equity Plan - cost of revenue	1	38
PAVmed 2014 Equity Plan - sales and marketing	2	18
PAVmed 2014 Equity Plan - general and administrative	2	1
PAVmed 2014 Equity Plan - research and development	4	24
Total stock-based compensation expense	$1,411	$1,030

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

As of  March 31, 2026, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

		Weighted
		Average
		Remaining
	Unrecognized	Service Period
	Expense	(Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,696	2.1
Restricted Stock Awards	$10,415	2.3
PAVmed 2014 Equity Plan
Stock Options	$30	1.2
Restricted Stock Awards	$108	2.1

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to stock options granted under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.84 per share and $0.94 per share during the three months ended March 31, 2026 and 2025, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Three Months Ended March 31,
	2026	2025
Expected term of stock options (in years)	5.8	5.8
Expected stock price volatility	67%	68%
Risk free interest rate	3.8%	4.4%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 242,284 shares and 203,051 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $210 and $141 on March 31, 2026 and 2025, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 3,500,000 shares of common stock of which 1,662,087 shares are available for issue as of  March 31, 2026.

Note 12 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

As of  March 31, 2026 and  December 31, 2025, there were zero and 44,140 shares, respectively, of Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

On or about March 13, 2026, the mandatory conversion date for the Series B Preferred Stock, the Company issued 22,176,525 shares of common stock to the holders of the Series B Preferred Stock, to satisfy its contractual obligations in accordance with the Certificate of Designation of those securities. As a result of the application of the beneficial ownership limitations in such Certificate of Designations, 13,294,267 shares of common stock otherwise issuable upon conversion of the Series B Preferred Stock are held in abeyance until such time that they can be issued without exceeding any such limitations.  As of the mandatory conversion date, there were no Series B Convertible Preferred stock outstanding. Subsequent to March 31, 2026, in May 2026, the Company issued 3,358,162 shares of common stock held in abeyance.

Note 12 — Stockholders’ Equity - continued

Series B-1 Preferred Stock Offering

As of  March 31, 2026 and  December 31, 2025, there were 10,134 shares of Series B-1 Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

Each holder of Series B-1 Preferred Stock (i) was entitled to receive, and did receive, a dividend on or about May 6, 2025 equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2025, and (ii) was entitled to receive, and did receive, a dividend on or about May 6, 2026 equal to a number of shares of Common Stock equal to 20% of the number of shares of Common Stock issuable upon conversion of the Series B-1 Preferred Stock then held by such holder on May 6, 2026 (subject to the applicable beneficial ownership limitation set forth in the Certificate of Designation of those securities). The Company issued in the aggregate 2,803,960 common shares, with such shares having a fair value of approximately $3.5 million at the time of issuance, in satisfaction of the May 6, 2025 Series B-1 Preferred Stock dividend. Subsequent to March 31, 2026, in May 2026, the Company issued in the aggregate 742,534 common shares, with such shares having a fair value of approximately $0.8 million at the time of issuance, in satisfaction of the May 6, 2026 Series B-1 Preferred Stock dividend. In addition, as a result of the application of the beneficial ownership limitations in such Certificate of Designations, 2,061,428 shares of common stock otherwise issuable upon satisfaction of the May 6, 2026 Series B-1 Preferred Stock dividend are held in abeyance until such time that they can be issued without exceeding any such limitations, with such shares having a fair value of approximately $2.2 million as of the May 6, 2026 Series B-1 Preferred Stock dividend date.

On or about May 6, 2026, the mandatory conversion date for the Series B-1 Preferred Stock, the Company issued 3,712,663 shares of common stock to the holders of the Series B-1 Preferred Stock, to satisfy its contractual obligations in accordance with the Certificate of Designation of those securities. As a result of the application of the beneficial ownership limitations in such Certificate of Designations, 10,307,139 shares of common stock otherwise issuable upon conversion of the Series B-1 Preferred Stock are held in abeyance until such time that they can be issued without exceeding any such limitations.  As of the mandatory conversion date, there were no Series B-1 Convertible Preferred stock outstanding.

April 2026 Registered Direct Offering

Subsequent to March 31, 2026, on April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share in a registered direct offering. The net proceeds of the offering, after deducting approximately $1.2 million of the underwriting discount and other estimated expenses, was approximately $16.8 million.

Committed Equity Facility and ATM Facility

On May 30, 2025, the Company entered into a Controlled Equity Offering Agreement (also “ATM” or “At-The-market” offering) between the Company and Maxim Group LLC for up to $25.0 million of its common stock that may be offered and sold from time to time. In the three months ended March 31, 2026, the Company sold 4,161,747 shares through their ATM equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions, approximately $0.2 million.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended
	March 31,
	2026	2025
Numerator
Net loss	$(13,909)	$(26,908)
Series B Convertible Preferred Stock dividends earned	(9,719)	(9,110)
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(23,628)	$(36,018)

Denominator
Weighted average common shares outstanding, basic and diluted	140,096,782	68,796,392

Net loss per share (1)
Net loss per share - basic and diluted	$(0.17)	$(0.52)

(1)

- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the three months ended March 31, 2026 and 2025 includes the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares of common stock outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	March 31,
	2026	2025

Stock options	12,353,542	9,956,444
Unvested restricted stock awards	12,295,240	6,584,240
Shares held in abeyance	13,294,267	—
Preferred stock	16,823,764	49,607,115
Total	54,766,813	66,147,799

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

During the three months ended March 31, 2026 and 2025 revenues resulting from the delivery of patient EsoGuard test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our unaudited condensed consolidated financial condition and results of operations should be read together with our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

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

We believe that our flagship product, the EsoGuard Esophageal DNA Test, performed on samples collected with the EsoCheck Esophageal Cell Collection Device, constitutes the first and only commercially available diagnostic test capable of serving as a widespread tool with the goal of preventing EAC deaths, through early detection of esophageal precancer in at-risk GERD patients.

EsoGuard is a bisulfite-converted targeted next-generation sequencing ("NGS") DNA assay performed on surface esophageal cells collected with the FDA 510(k) cleared EsoCheck device. It quantifies methylation at 31 sites on two genes, Vimentin ("VIM") and Cyclin A1 ("CCNA1").  Analytical validation tests of EsoGuard demonstrated approximately 97% analytical sensitivity, 95% analytical specificity, 98% analytical accuracy, and 100% inter-assay and intra-assay precision. Performance characteristics of the EsoGuard test have been evaluated in two case-control studies and two prospective, single-arm cohort studies. Both cohort studies were designed as “screening” studies, enrolling patients from the intended-use population. In these screening settings, EsoGuard demonstrated a positive predictive value ("PPV") of 30–33% and a negative predictive value ("NPV") of 99% for the detection of Barrett’s esophagus (“BE”) and EAC.

EsoCheck is an FDA 510(k) cleared and CE Mark certified noninvasive swallowable balloon capsule catheter device designed for in office targeted sampling of surface esophageal cells in a less than two minute office procedure. It consists of a vitamin sized semi rigid plastic capsule tethered to a thin silicone catheter from which a soft inflatable silicone balloon with textured ridges emerges to gently swab surface esophageal cells. When suction is applied, the balloon and sampled cells are pulled into the capsule, protecting them from contamination and dilution by cells outside of the targeted region during device withdrawal. We believe this proprietary Collect+Protect™ technology makes EsoCheck the only noninvasive esophageal cell collection device capable of such anatomically targeted and protected sampling.

EsoGuard and EsoCheck are based on patented technology licensed by Lucid from Case Western Reserve University (“CWRU”). EsoGuard and EsoCheck have been developed to provide an accurate, non-invasive, patient-friendly testing for the early detection of EAC and BE, including dysplastic BE and related pre-cursors to EAC in patients with GERD.

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

Recent Developments - continued

April 2026 Registered Direct Offering

Subsequent to March 31, 2026, on April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share in a registered direct offering. The net proceeds of the offering, after deducting approximately $1.2 million of the underwriting discount and other estimated expenses, was approximately $16.8 million.

Department of Veteran Affairs

On January 21, 2026, the Company announced that it has been awarded a contract by the U.S. Department of Veterans Affairs for EsoGuard expanding access to esophageal precancer testing across the nation's largest integrated healthcare system, which serves more than nine million enrolled veterans annually.

Real-World Experience Data

In December 2025, the Company announced results from an 18-month real-world experience evaluating EsoGuard and EsoCheck in approximately 12,000 patients. The analysis demonstrated high technical success rates, rapid procedure times, and appropriate physician utilization in routine clinical practice, consistent with previously reported clinical studies. The data are currently under peer review for publication.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the three months ended March 31, 2026, the Company sold 4,161,747 shares through their ATM equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions, approximately $0.2 million.

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

Results of Operations - continued

The three months ended March 31, 2026 as compared to the three months ended March 31, 2025

Revenue

In the three months ended March 31, 2026, revenue was approximately $1.3 million as compared to $0.8 million for the corresponding period in the prior year.  The $0.5 million increase principally relates to the increase in consideration received for the performance of the EsoGuard tests.

Cost of revenue

In the three months ended March 31, 2026, the cost of revenue was relatively level at approximately $1.6 million, as compared to the corresponding period in the prior year.

Sales and marketing expenses

In the three months ended March 31, 2026, sales and marketing costs were approximately $5.0 million as compared to $4.1 million for the corresponding period in the prior year. The net increase of $0.9 million was principally related to:

●	approximately $0.7 million increase in compensation costs;
●	approximately $0.1 million increase in professional services and consulting costs; and
●	approximately $0.1 million increase in the professional services based on current business activities received from PAVmed through the MSA agreement.

General and administrative expenses

In the three months ended March 31, 2026, general and administrative costs were approximately $5.4 million as compared to $6.2 million for the corresponding period in the prior year. The net decrease of $0.8 million was principally related to:

●	approximately $1.2 million decrease related to third-party professional fees, primarily due to financing related costs;
●	approximately $0.3 million increase in stock-based compensation costs; and
●	approximately $0.1 million increase in other general corporate and consulting costs.

Research and development expenses

In the three months ended March 31, 2026, research and development costs were approximately $1.2 million, compared to $1.4 million for the corresponding period in the prior year. The net decrease of $0.2 million was principally related to a decrease in development costs, particularly in clinical trial activities and outside professional and consulting fees.

Amortization of Acquired Intangible Assets

In the three months ended March 31, 2026, the amortization of acquired intangible assets remained relatively level at approximately $0.1 million, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended March 31, 2026, the sequential increase in the fair value of our convertible notes of approximately $1.8 million is reflected as other expense in the Statement of Operations, (see Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The 2024 Convertible Notes were initially measured at the issue-date estimated fair value and are subsequently remeasured at estimated fair value as of each reporting period end date.

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services. We experienced a net loss of approximately $13.9 million and used approximately $12.1 million of cash in operations during the three months ended March 31, 2026. Financing activities provided $5.5 million of cash during the three months ended March 31, 2026. We ended the quarter with cash on-hand of $27.9 million as of March 31, 2026. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Liquidity and Capital Resources

- continued

April 2026 Registered Direct Offering

On April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share (the “Offering”). The net proceeds of the offering, after deducting approximately $1.2 million of the underwriting discount and other estimated expenses, was approximately $16.8 million.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the three months ended March 31, 2026, the Company sold 4,161,747 shares through its at-the-market equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions of approximately $0.2 million.

Debt Financing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 2024 Convertible Notes. Each 2024 Convertible Note has a 12.0% annual stated interest rate, a contractual maturity date of five years from the date of issuance, and a contractual conversion price of $1.00 per share of the Company’s common stock (subject to adjustment in certain circumstances). Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants, including certain financial covenants. The Company was in compliance with all covenants as of March 31, 2026. See Note 10, Debt, for more information.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 25, 2026. There have been no material changes to our critical accounting estimates in the three months ended March 31, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 8, 2026, pursuant to the previously disclosed terms of the 2024 Convertible Notes, the Company issued 69,382 shares of the Company’s common stock in payment of interest to one of the holders thereof. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving public offerings.

Except as disclosed above and as previously disclosed in our current and periodic reports filed prior to the date of this Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the three months ended March 31, 2026.

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

Item 5. Other Information

Subsequent to March 31, 2026, on May 13, 2026, the Company and a majority-in-interest of the holders of the 2024 Convertible Notes entered into a waiver agreement, pursuant to which they agreed that the holders would not declare that an event of default has occurred due to the Company's failure to obtain a positive Medicare decision with respect to its EsoGuard product by May 22, 2026.  Such waiver covers the period through August 22, 2026.

During the fiscal quarter ended  March 31, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
10.1	Underwriting Agreement (April RDO)	8-K	1.1	4/23/26
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

May 13, 2026	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)