Form 10-Q
period 2026-06-30
Lucid Diagnostics Inc.
filed 2026-08-12
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026 and August 10, 2026 there were 203,066,783 and 203,243,970, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	June 30, 2026	December 31, 2025
Assets:
Current assets:
Cash	$33,404	$34,705
Accounts receivable	1,088	643
Inventory	484	353
Prepaid expenses, deposits, and other current assets	1,647	1,767
Total current assets	36,623	37,468
Fixed assets, net	810	809
Operating lease right-of-use assets	1,398	1,806
Intangible assets, net	105	315
Other assets	10	47
Total assets	$38,946	$40,445
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$667	$970
Accrued expenses and other current liabilities	2,443	2,719
Operating lease liabilities, current portion	906	893
Senior Secured Convertible Notes - at fair value	23,500	24,000
Total current liabilities	27,516	28,582
Operating lease liabilities, less current portion	503	927
Total liabilities	28,019	29,509
Commitments and contingencies (Note 8)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 0 and 54,274 as of June 30, 2026 and December 31, 2025, respectively	—	54,274
Common stock, $0.001 par value, 400,000,000 and 300,000,000 shares authorized as of June 30, 2026 and December 31, 2025, respectively; 190,757,165 and 131,098,762 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	191	131
Additional paid-in capital	323,414	230,866
Accumulated deficit	(312,678)	(274,335)
Total Stockholders’ Equity (Deficit)	10,927	10,936
Total Liabilities and Stockholders’ Equity (Deficit)	$38,946	$40,445

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue	$1,474	$1,163	$2,730	$1,991
Operating expenses:
Cost of revenue	1,445	1,563	3,070	3,114
Sales and marketing	5,776	4,007	10,777	8,076
General and administrative	5,757	5,617	11,188	11,779
Amortization of acquired intangible assets	105	105	210	210
Research and development	1,192	1,255	2,399	2,683
Total operating expenses	14,275	12,547	27,644	25,862
Operating loss	(12,801)	(11,384)	(24,914)	(23,871)
Other income (expense):
Interest income	77	110	147	176
Interest expense	(4)	(6)	(10)	(14)
Change in fair value - Senior Secured Convertible Note	1,041	6,841	(819)	(7,638)
Other income (expense), net	1,114	6,945	(682)	(7,476)
Loss before provision for income tax	(11,687)	(4,439)	(25,596)	(31,347)
Provision for income taxes	—	—	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(11,687)	$(4,439)	$(25,596)	$(31,347)
Less: Series B Convertible Preferred Stock dividends earned	(3,028)	(3,449)	(12,747)	(12,559)
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(14,715)	$(7,888)	$(38,343)	$(43,906)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.08)	$(0.08)	$(0.24)	$(0.52)
Weighted average common shares outstanding, basic and diluted	183,124,412	98,989,161	161,729,458	83,976,182

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE and Six MONTHS ENDED June 30, 2026

(in thousands except number of shares and per share data - unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of March 31, 2026	10,134	$10,134	164,878,638	$165	$291,664	$(297,963)	$4,000
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	792	—	—	—	—
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,681	—	1,681
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	13	—	13
Issuance - Interest payment paid in stock	—	—	64,375	—	75	—	75
Issuance - Registered Direct Offering, net of fees	—	—	18,000,000	18	16,827	—	16,845
Issuance - Dividend on Series B-1 Preferred Stock (remaining shares held in abeyance)	—	—	742,534	1	3,027	(3,028)	—
Conversions - Series B-1 Preferred Stock (remaining shares held in abeyance)	(10,134)	(10,134)	3,712,663	4	10,130	—	—
Issuance - release of shares held in abeyance	—	—	3,358,163	3	(3)	—	—
Net loss	—	—	—	—	—	(11,687)	(11,687)
Balance as of June 30, 2026	—	$—	190,757,165	$191	$323,414	$(312,678)	$10,927

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2025	54,274	$54,274	131,098,762	$131	$230,866	$(274,335)	$10,936
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	15,949	—	21	—	21
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	3,082	—	3,082
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	22	—	22
Vest - restricted stock awards	—	—	20,622	—	—	—	—
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	4,161,747	4	5,270	—	5,274
Purchase - Employee Stock Purchase Plan	—	—	242,284	—	210	—	210
Issuance - Interest payment paid in stock	—	—	133,757	—	150	—	150
Issuance - Registered Direct Offering, net of fees	—	—	18,000,000	18	16,827	—	16,845
Issuance - Dividend on Series B Preferred Stock	—	—	7,094,159	7	9,712	(9,719)	—
Issuance - Dividend on Series B-1 Preferred Stock (remaining shares held in abeyance)	—	—	742,534	1	3,027	(3,028)	—
Conversions - Series B Preferred Stock (remaining shares held in abeyance)	(44,140)	(44,140)	19,812,596	20	44,120	—	—
Conversions - Series B-1 Preferred Stock (remaining shares held in abeyance)	(10,134)	(10,134)	3,712,663	4	10,130	—	—
Issuance - release of shares held in abeyance	—	—	5,722,092	6	(6)	—	—
Tax withholdings on equity based compensation	—	—	—	—	(17)	—	(17)
Net loss	—	—	—	—	—	(25,596)	(25,596)
Balance as of June 30, 2026	—	$—	190,757,165	$191	$323,414	$(312,678)	$10,927

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

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(25,596)	$(31,347)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	446	443
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	3,082	2,092
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	22	82
Change in fair value - Senior Secured Convertible Note	819	7,638
Amortization of common stock payment for vendor service agreement	57	147
Changes in operating assets and liabilities:
Accounts receivable	(445)	(328)
Prepaid expenses and other current assets	(1,195)	(942)
Accounts payable	(303)	(408)
Accrued expenses and other current liabilities	(276)	(407)
Due To: PAVmed Inc. - operating expenses, employee related costs, MSA Fee	(9)	16
Net cash flows used in operating activities	(23,398)	(23,014)

Cash flows from investing activities
Purchase of equipment	(236)	(118)
Net cash flows used in investing activities	(236)	(118)

Cash flows from financing activities
Proceeds – issue of common stock - Registered Direct Offering, net of fees	16,845	14,935
Proceeds – issue of common stock - Confidentially Marketed Public Offering, net of fees	—	16,174
Proceeds – issue of Senior Secured Convertible Notes	—	360
Proceeds – issue of common stock – At-The-Market Facility	5,274	274
Tax withholdings on equity based compensation	(17)	—
Proceeds – exercise of stock options	21	13
Proceeds – issue common stock – Employee Stock Purchase Plan	210	141
Net cash flows provided by financing activities	22,333	31,897

Net (decrease) increase in cash	(1,301)	8,765
Cash, beginning of period	34,705	22,358
Cash, end of period	$33,404	$31,123

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.5 million and $2.7 million of revenue for the three and six months ended June 30, 2026, respectively, however the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to its common stockholders of approximately $38.3 million and had net cash flows used in operating activities of approximately $23.4 million for the six months ended June 30, 2026. As of  June 30, 2026, the Company had working capital of approximately $9.1 million, with such working capital inclusive of the 2024 Convertible Notes (as defined below) classified as a current liability of approximately $23.5 million and approximately $33.4 million of cash.

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

The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended  December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2026.

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

Note 3 — Summary of Significant Accounting Policies - continued

Alternatively, FASB ASC Topic 825, Financial Instruments, (“ASC 825”) provides for the “fair value option” (“FVO”) election. In this regard, ASC 825-10-15-4 provides for the FVO election (to the extent not otherwise prohibited by ASC 825-10-15-5) to be afforded to financial instruments, wherein the financial instrument is initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date, with changes in the estimated fair value recognized as other income (expense) in the statement of operations. The estimated fair value adjustment of the 2024 Convertible Notes, including the component related to accrued interest, is presented in a single line item within other income (expense) in the accompanying unaudited condensed consolidated statement of operations (as provided for by ASC 825-10-50-30(b)). Further, as required by ASC 825-10-45-5, to the extent a portion of the fair value adjustment is attributed to a change in the instrument-specific credit risk, such portion would be recognized as a component of other comprehensive income (“OCI”) (for which there was no such adjustment with respect to the 2024 Convertible Notes).

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

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three and six months ended June 30, 2026, the Company recognized revenue of $1,474 and $2,730, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. In the three and six months ended June 30, 2025, the Company recognized revenue of $1,163 and $1,991, respectively, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and six months ended June 30, 2026, the cost of revenue was $1,445 and $3,070, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies. In the three and six months ended June 30, 2025, the cost of revenue was $1,563 and $3,114, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To: PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2025	$—	$—	$—	$—
MSA fees	6,300	—	—	6,300
ERC - Benefits	—	1,385	—	1,385
On Behalf Of (OBO) activities	—	—	284	284
Cash payments to PAVmed Inc.	(6,300)	(1,385)	(284)	(7,969)
Balance - June 30, 2026	$—	$—	$—	$—

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

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales & Marketing	$266	$165	$531	$329
General & Administrative	2,312	2,252	4,625	4,505
Research & Development	572	733	1,144	1,466
Total MSA Fee	$3,150	$3,150	$6,300	$6,300

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

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of:

	June 30, 2026	December 31, 2025
Advanced payments to service providers and suppliers	$387	$362
Prepaid insurance	192	416
Deposits	1,068	989
Total prepaid expenses, deposits and other current assets	$1,647	$1,767

Note 7 — Leases

The Company’s future lease payments as of  June 30, 2026, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2026 (remainder of year)	$496
2027	947
2028	34
2029	16
2030	5
Total lease payments	$1,498
Less: imputed interest	(89)
Present value of lease liabilities	$1,409

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$496	$529
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$50	$34
Weighted-average remaining lease term - operating leases (in years)	1.58	2.47
Weighted-average discount rate - operating leases	8.065%	7.925%

As of  June 30, 2026 and  December 31, 2025, the Company’s right-of-use assets from operating leases were $1,398 and $1,806, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of  June 30, 2026 and  December 31, 2025, the Company had outstanding operating lease obligations of $1,409 and $1,820, respectively, of which $906 and $893, respectively, are reported in operating lease liabilities, current portion and $503 and $927, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

Note 8 — Commitment and Contingencies

Other Matters

In the ordinary course of Lucid’s business, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and/or cash flows. Additionally, although the Company has insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
June 30, 2026
2024 Convertible Notes	$—	$—	$23,500	$23,500
Totals	$—	$—	$23,500	$23,500

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2025
2024 Convertible Notes	$—	$—	$24,000	$24,000
Totals	$—	$—	$24,000	$24,000

[1]	There were no transfers between the respective Levels during the six months ended June 30, 2026.

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

The estimated fair value of the 2024 Convertible Notes as of each  June 30, 2026 and  December 31, 2025 was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	2024 Convertible Notes:	2024 Convertible Notes:
	June 30, 2026	December 31, 2025
Fair Value	$23,500	$24,000
Face value principal payable	$21,975	$21,975
Required rate of return	30.90%	29.50%
Conversion Price	$1.00	$1.00
Value of common stock	$1.07	$1.09
Expected term (years)	3.40	3.90
Volatility	40.00%	40.00%
Risk free rate	4.07%	3.57%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the 2024 Convertible Notes as of the dates indicated are as follows:

				Face Value
	Contractual	Stated	Conversion	Principal
	Maturity Date	Interest Rate	Price per Share	Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$23,500
Balance as of June 30, 2026				$21,975	$23,500

				Face Value
	Contractual	Stated	Conversion	Principal
	Maturity Date	Interest Rate	Price per Share	Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$24,000
Balance as of December 31, 2025				$21,975	$24,000

The changes in the fair value of debt during the three and six months ended June 30, 2026 is as follows:

	2024	Other Income
	Convertible Notes	(expense)
Fair Value at March 31, 2026	$25,200	$—
Non-installment payments – common stock	(75)	—
Non-installment payments – cash interest paid	(584)	—
Change in fair value	(1,041)	1,041
Fair Value at June 30, 2026	$23,500
Other Income (Expense) - Change in fair value – three months ended June 30, 2026		$1,041

	2024	Other Income
	Convertible Notes	(expense)
Fair Value - December 31, 2025	$24,000	$—
Non-installment payments – common stock	(150)	—
Non-installment payments – cash interest paid	(1,169)	—
Change in fair value	819	(819)
Fair Value at June 30, 2026	$23,500
Other Income (Expense) - Change in fair value – six months ended June 30, 2026		$(819)

The changes in the fair value of debt during the three and six months ended June 30, 2025 is as follows:

	2024	Other Income
	Convertible Notes	(expense)
Fair Value at March 31, 2025	$32,800	$—
Non-installment payments – common stock	(75)	—
Non-installment payments – cash interest paid	(584)	—
Change in fair value	(6,841)	6,841
Fair Value at June 30, 2025	$25,300
Other Income (Expense) - Change in fair value – three months ended June 30, 2025		$6,841

	2024	Other Income
	Convertible Notes	(expense)
Fair Value - December 31, 2024	$18,600	$—
Non-installment payments – common stock	(107)	—
Non-installment payments – cash interest paid	(831)	—
Change in fair value	7,638	(7,638)
Fair Value at As of June 30, 2025	$25,300
Other Income (Expense) - Change in fair value – six months ended June 30, 2025		$(7,638)

Note 10 — Debt - continued

2024 Convertible Notes

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of Senior Secured Convertible Notes (collectively, the “2024 Convertible Notes”), in a private placement, to certain accredited investors (the “2024 Note Investors”). The sale of the 2024 Convertible Notes was completed pursuant to the terms of that certain Securities Purchase Agreement, dated as of November 12, 2024 (the “2024 SPA”), between the Company and the 2024 Note Investors. The Company realized gross proceeds of $21.975 million and, after giving effect to the repayment in full of the Company's then-outstanding convertible debt, net proceeds of $18.3 million from the sale of the 2024 Convertible Notes.

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

On May 13, 2026, the Company and a majority-in-interest of the holders of the 2024 Convertible Notes entered into a waiver agreement, pursuant to which they agreed that the holders would not declare that an event of default has occurred due to the Company's failure to obtain a positive Medicare decision with respect to its EsoGuard product by May 22, 2026. Such waiver covers the period through August 22, 2026. Accordingly, the Company was in compliance with all covenants and no event of default had occurred and was continuing as of  June 30, 2026.

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

A total of 26,603,181 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 1,004,590 shares available for grant as of  June 30, 2026. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of  June 30, 2026. In January 2026, the number of shares available for grant was increased by 8,260,980 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

		Weighted	Remaining
	Number of	Average	Contractual	Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value(2)
Outstanding stock options at December 31, 2025	10,272,642	$1.62	7.5	$396
Granted(1)	2,448,500	$1.33
Exercised	(15,949)	$1.29
Forfeited	(380,698)	$1.39
Outstanding stock options at June 30, 2026(3)	12,324,495	$1.57	7.1	$363
Vested and exercisable stock options at June 30, 2026	8,186,559	$1.70	6.1	$343

(1)

Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.

(2)

The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of  June 30, 2026 and  December 31, 2025 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.

(3)	The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of June 30, 2026 and December 31, 2025.

On February 20, 2026, the Company granted 2,161,000 stock options to employees under the Lucid Diagnostics Inc 2018 Equity Plan with a weighted average exercise price of $1.36 per share and a weighted average grant-date fair value of $0.85 per share. The options will vest one-third on December 31, 2026 and then ratably over the next eight quarters.

Note 11 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Unvested restricted stock awards as of December 31, 2025	6,584,240	$4.02
Granted	5,746,000	1.36
Vested	(20,622)	1.49
Forfeited	(14,378)	1.49
Unvested restricted stock awards as of June 30, 2026	12,295,240	$2.78

On February 20, 2026, a total of 5,746,000 restricted stock awards were granted to employees, management and directors under the Lucid Diagnostics 2018 Equity Plan, with such restricted stock awards having an aggregate fair value of approximately $7.8 million, which was measured using the grant date quoted closing price per share of Lucid Diagnostics common stock, with the fair value recognized as stock-based compensation expense ratably on a straight-line basis over the vesting period, which is commensurate with the service period. These restricted stock awards vest on a single vesting date of May 20, 2029. The restricted stock awards are subject to forfeiture if the requisite service period is not completed.

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

Note 11 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$14	$38	$127	$71
Lucid Diagnostics 2018 Equity Plan – sales and marketing	336	245	589	466
Lucid Diagnostics 2018 Equity Plan - general and administrative	1,166	740	2,070	1,341
Lucid Diagnostics 2018 Equity Plan - research and development	165	119	296	214
PAVmed 2014 Equity Plan - cost of revenue	—	—	1	38
PAVmed 2014 Equity Plan - sales and marketing	2	—	4	19
PAVmed 2014 Equity Plan - general and administrative	3	1	5	1
PAVmed 2014 Equity Plan - research and development	8	—	12	24
Total stock-based compensation expense	$1,694	$1,143	$3,104	$2,174

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

As of  June 30, 2026, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

		Weighted
		Average
		Remaining
	Unrecognized	Service Period
	Expense	(Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$3,118	2.0
Restricted Stock Awards	$9,341	2.4
PAVmed 2014 Equity Plan
Stock Options	$26	2.2
Restricted Stock Awards	$98	2.8

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to new stock options granted during the six months ended June 30, 2026 and 2025 under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.83 per share and $0.93 per share, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Six Months Ended June 30,
	2026	2025
Expected term of stock options (in years)	5.8	5.8
Expected stock price volatility	67%	68%
Risk free interest rate	3.8%	4.4%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 242,284 shares and 203,051 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $210 and $141 on March 31, 2026 and 2025, respectively, under the Lucid ESPP. The Lucid ESPP has a total reservation of 3,500,000 shares of common stock of which 1,662,087 shares are available for issue as of  June 30, 2026.

Note 12 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

As of  June 30, 2026 and  December 31, 2025, there were zero and 44,140 shares, respectively, of Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

On or about March 13, 2026, the mandatory conversion date for the Series B Preferred Stock, the Company issued 19,812,596 shares of common stock to the holders of the Series B Preferred Stock, to satisfy its contractual obligations in accordance with the Certificate of Designation of those securities. As a result of the application of the beneficial ownership limitations in such Certificate of Designations, 15,658,196 shares of common stock otherwise issuable upon conversion of the Series B Preferred Stock were held in abeyance until such time that they could be issued without exceeding any such limitations. As of the mandatory conversion date, there were no Series B Convertible Preferred stock outstanding.

Note 12 — Stockholders’ Equity - continued

Series B-1 Preferred Stock Offering

As of  June 30, 2026 and  December 31, 2025, there were zero and 10,134 shares, respectively, of Series B-1 Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

Shares held in abeyance

Pursuant to the beneficial ownership limitations described above, the Company placed an aggregate of 28,026,763 shares of its common stock in abeyance during the six months ended June 30, 2026. As such beneficial ownership limitations permitted, during the three and six months ended June 30, 2026, the Company issued an aggregate of 3,358,163 and 5,722,092 shares, respectively, that had previously been held in abeyance. As of June 30, 2026, there remained 22,304,671 shares of common stock in abeyance.

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

Committed Equity Facility and ATM Facility

On May 30, 2025, the Company entered into a Controlled Equity Offering Agreement (also “ATM” or “At-The-Market” offering) between the Company and Maxim Group LLC for up to $25.0 million of its common stock that may be offered and sold from time to time. In the six months ended June 30, 2026, the Company sold 4,161,747 shares through their ATM equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions, approximately $0.2 million.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator
Net loss	$(11,687)	$(4,439)	$(25,596)	$(31,347)
Series B and Series B-1 Convertible Preferred Stock dividends earned	(3,028)	(3,449)	(12,747)	(12,559)
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(14,715)	$(7,888)	$(38,343)	$(43,906)

Denominator
Weighted average common shares outstanding, basic and diluted	183,124,412	98,989,161	161,729,458	83,976,182

Net loss per share (1)
Net loss per share - basic and diluted	$(0.08)	$(0.08)	$(0.24)	$(0.52)

(1)

- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the six months ended June 30, 2026 and 2025 includes the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares of common stock outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	June 30,
	2026	2025

Stock options	12,324,495	9,832,030
Unvested restricted stock awards	12,295,240	6,584,240
Shares held in abeyance	22,304,671	—
Preferred stock	—	49,607,115
Total	46,924,406	66,023,385

Note 14 — Segment Information

Lucid’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income (loss) to assess segment profit or loss, allocate resources and assess performance. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. The Company’s significant segment expenses and other segment items align with the financial statements line items presented in its the unaudited condensed consolidated statements of operations.

During the three and six months ended June 30, 2026 and 2025 revenues resulting from the delivery of patient EsoGuard test results was concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

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

Recent Developments

Medicare Coverage

In November 2024, we submitted to MolDx our complete clinical evidence package in support of a request for reconsideration of the non-coverage language in the local coverage determination, or (“LCD”) to secure Medicare coverage for EsoGuard. The EsoGuard clinical evidence package included six new peer-reviewed publications: three clinical validation studies (two in the intended use population, one case control), two clinical utility studies, and one analytical validation study. The current LCD provides clear coverage criteria consistent with the American College of Gastroenterology, or (“ACG”) guidelines for esophageal precancer testing. The package was submitted as part of a request for reconsideration of the non-coverage language in the LCD to secure Medicare coverage for EsoGuard.

As part of the LCD reconsideration process, MolDx-participating Medicare Administrative Contractors convened a Contractor Advisory Committee, or (“CAC”) Meeting regarding the LCD on September 4, 2025. At the meeting, eleven experts, including physicians across multiple specialties (GI, primary care, pathology), major society guideline co-authors (American College of Gastroenterology, American Gastroenterological Association) and industry leaders (American Foregut Society, American Society for Gastrointestinal Endoscopy), participated in this extensive discussion of the unmet clinical need with respect to early detection of esophageal precancer and the strength of the EsoGuard clinical validity and clinical utility data.

Laboratory Benefit Manager Coverage Policy

In July 2026, the Company secured its first positive coverage policy from a laboratory benefit manager that establishes genetic and molecular testing coverage policies for adoption by its client health plans. The policy considers EsoGuard medically necessary for patients who meet American College of Gastroenterology screening criteria.

Department of Veteran Affairs

On January 21, 2026, the Company announced that it has been awarded a contract by the U.S. Department of Veterans Affairs for EsoGuard expanding access to esophageal precancer testing across the nation's largest integrated healthcare system, which serves more than nine million enrolled veterans annually.

Recent Developments - continued

April 2026 Registered Direct Offering

On April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share in a registered direct offering. The net proceeds of the offering, after deducting approximately $1.2 million of the underwriting discount and other expenses, was approximately $16.8 million.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the six months ended June 30, 2026, the Company sold 4,161,747 shares through the ATM for net proceeds of approximately $5.3 million, after payment of 3% commissions or approximately $0.2 million.

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

Other Income and Expense, net

Other income and expense, net, consists principally of changes in fair value of our convertible notes and losses on extinguishment of debt upon repayment of such convertible notes.

Presentation of Dollar Amounts

All dollar amounts in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in millions, except for share and per share amounts.

Results of Operations - continued

The three months ended June 30, 2026 as compared to the three months ended June 30, 2025

Revenue

In the three months ended June 30, 2026, revenue was approximately $1.5 million as compared to $1.2 million for the corresponding period in the prior year. The $0.3 million increase principally relates to the increase in consideration received for the performance of the EsoGuard tests.

Cost of revenue

In the three months ended June 30, 2026, the cost of revenue was approximately $1.4 million as compared to $1.5 million for the corresponding period in the prior year. The $0.1 million decrease principally relates to a decrease in compensation costs.

Sales and marketing expenses

In the three months ended June 30, 2026, sales and marketing costs were approximately $5.8 million as compared to $4.0 million for the corresponding period in the prior year. The net increase of $1.8 million was principally related to:

●	approximately $1.6 million increase primarily due to an increase in compensation, related personnel costs and stock-based compensation costs; and
●	approximately $0.2 million increase in professional services and consulting costs.

General and administrative expenses

In the three months ended June 30, 2026, general and administrative costs were approximately $5.8 million as compared to $5.6 million for the corresponding period in the prior year. The net increase of $0.2 million was principally related to:

●	approximately $0.5 million increase in compensation and stock-based compensation costs; and
●	approximately $0.3 million decrease in third-party professional fees primarily related to financing activities.

Research and development expenses

In the three months ended June 30, 2026, research and development costs were approximately $1.2 million, compared to $1.3 million for the corresponding period in the prior year. The net decrease of $0.1 million was principally related to:

●	approximately $0.2 million decrease in professional services; and
●	approximately $0.1 million increase in compensation and stock-based compensation costs.

Amortization of Acquired Intangible Assets

In the three months ended June 30, 2026, the amortization of acquired intangible assets remained relatively level at approximately $0.1 million, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended June 30, 2026 and 2025, the change in fair value of our convertible notes of approximately $1.0 million and $6.9 million, respectively, is reflected as other income in the Statement of Operations (see Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The convertible notes were initially measured at the issue-date estimated fair value and are subsequently remeasured at estimated fair value as of each reporting period end date.

Results of Operations - continued

The six months ended June 30, 2026 as compared to the six months ended June 30, 2025

Revenue

In the six months ended June 30, 2026, revenue was approximately $2.7 million as compared to $2.0 million for the corresponding period in the prior year. The $0.7 million increase principally relates to the increase in consideration received for the performance of the EsoGuard tests.

Cost of revenue

In the six months ended June 30, 2026, the cost of revenue was relatively level at approximately $3.1 million, as compared to the corresponding period in the prior year.

Sales and marketing expenses

In the six months ended June 30, 2026, sales and marketing costs were approximately $10.8 million as compared to $8.1 million for the corresponding period in the prior year. The net increase of $2.7 million was principally related to

●	approximately $2.3 million increase primarily due to an increase in compensation, related personnel costs and stock-based compensation costs; and
●	approximately $0.4 million increase in professional services and third-party consulting costs.

General and administrative expenses

In the six months ended June 30, 2026, general and administrative costs were approximately $11.2 million as compared to $11.8 million for the corresponding period in the prior year. The net decrease of $0.6 million was principally related to:

●	approximately $1.5 million decrease in third-party professional fees associated with financing activities;
●	approximately $0.8 million increase in compensation and stock-based compensation costs; and
●	approximately $0.1 million increase in other general corporate and consulting costs.

Research and development expenses

In the six months ended June 30, 2026, research and development costs were approximately $2.4 million compared to $2.7 million for the corresponding period in the prior year. The net decrease of $0.3 million was principally related to:

●	approximately $0.3 million decrease in professional services;
●	approximately $0.2 million increase in compensation and stock-based compensation costs; and
●	approximately $0.2 million decrease in development costs, primarily attributable to reduced clinical trial activities.

Amortization of Acquired Intangible Assets

In the six months ended June 30, 2026, the amortization of acquired intangible assets remained relatively level at approximately $0.2 million, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the six months ended June 30, 2026 and 2025, the change in the fair value of our convertible notes of approximately $0.8 million and $7.6 million, respectively, is reflected as other expense in the Statement of Operations (see Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The convertible notes were initially measured at the issue-date estimated fair value and are subsequently remeasured at estimated fair value as of each reporting period end date.

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

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services. We experienced a net loss of approximately $25.6 million and used approximately $23.4 million of cash in operations during the six months ended June 30, 2026. Financing activities provided $22.3 million of cash during the six months ended June 30, 2026. We ended the quarter with cash on-hand of $33.4 million as of June 30, 2026. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. Our ability to continue operations 12 months beyond the issuance of the accompanying financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for our EsoGuard Esophageal DNA Test from both government and private health insurance providers, and increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Liquidity and Capital Resources

- continued

April 2026 Registered Direct Offering

On April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share. The net proceeds of the offering, after deducting approximately $1.2 million of the underwriting discount and other expenses, was approximately $16.8 million.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the six months ended June 30, 2026, the Company sold 4,161,747 shares through its at-the-market equity facility for net proceeds of approximately $5.3 million, after payment of 3% commissions, or approximately $0.2 million.

Debt Financing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 2024 Convertible Notes, as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements. Each 2024 Convertible Note has a 12.0% annual stated interest rate, a contractual maturity date of five years from the date of issuance, and a contractual conversion price of $1.00 per share of the Company’s common stock (subject to adjustment in certain circumstances). Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants, including certain financial covenants. The Company was in compliance with all covenants as of June 30, 2026.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reporting in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 25, 2026. There have been no material changes to our critical accounting estimates in the six months ended June 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In the ordinary course of the Company’s business, the Company may be subject to certain other legal actions and claims, including product liability, consumer, commercial, tax and governmental matters, which may arise from time to time. The Company is not aware of any such pending legal or other proceedings that are reasonably likely to have a material impact on the Company. Notwithstanding, legal proceedings are subject to inherent uncertainties, and an unfavorable outcome could include monetary damages, and excessive verdicts can result from litigation, and as such, could result in a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows. Additionally, although the Company has insurance for certain potential risks, the Company may in the future incur judgments or enter into settlements of claims which may have a material adverse impact on the Company’s business, financial position, results of operations, and /or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2026, pursuant to the previously disclosed terms of the 2024 Convertible Notes, the Company issued 64,375 shares of the Company’s common stock in payment of interest to one of the holders thereof. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving public offerings.

Except as disclosed above and as previously disclosed in our current and periodic reports filed prior to the date of this Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the three months ended June 30, 2026.

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

Item 5. Other Information

During the fiscal quarter ended  June 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1	Certificate of Amendment to Certificate of Incorporation, dated June 24, 2026.	8-K	3.1	6/24/26
10.1	Underwriting Agreement (April RDO)	8-K	1.1	4/23/26
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

August 12, 2026	By:	/s/ Dennis M McGrath
Dennis M McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)