Form 10-Q
period 2026-09-30
Lucid Diagnostics Inc.
filed 2026-11-12
CIK 1799011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2026 and November 10, 2026 there were 203,243,970 and 206,977,800, respectively, shares of the registrant’s Common Stock, par value $0.001 per share, issued and outstanding (with such number of shares inclusive of shares of common stock underlying unvested restricted stock awards granted under the Lucid Diagnostics Inc. 2018 Long-Term Incentive Equity Plan as of such date).

		Page
Part I - Financial Information

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2026 and December 31, 2025	1
	Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2026 and 2025	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three and nine months ended September 30, 2026 and 2025	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2026 and 2025	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4.	Controls and Procedures	34

Part II - Other Information

Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
	Signature	37

i

Part I - Financial Information

Item 1. Financial Statements

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except number of shares and per share data - unaudited)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash	$17,993	$34,705
Accounts receivable	843	643
Inventory	520	353
Prepaid management fee - PAVmed Inc.	5,250	—
Prepaid expenses, deposits, and other current assets	1,359	1,767
Total current assets	25,965	37,468
Fixed assets, net	706	809
Operating lease right-of-use assets	1,177	1,806
Intangible assets, net	—	315
Other assets	9	47
Total assets	$27,857	$40,445
Liabilities, Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,013	$970
Accrued expenses and other current liabilities	2,425	2,719
Operating lease liabilities, current portion	908	893
Senior Secured Convertible Notes - at fair value	17,300	24,000
Total current liabilities	21,646	28,582
Operating lease liabilities, less current portion	279	927
Total liabilities	21,925	29,509
Commitments and contingencies (Note 8)
Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value, 20,000,000 shares authorized; Series B and Series B-1 Convertible Preferred Stock, issued and outstanding 0 and 54,274 as of September 30, 2026 and December 31, 2025, respectively	—	54,274
Common stock, $0.001 par value, 400,000,000 and 300,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively; 190,973,730 and 131,098,762 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	191	131
Additional paid-in capital	325,096	230,866
Accumulated deficit	(319,355)	(274,335)
Total Stockholders’ Equity (Deficit)	5,932	10,936
Total Liabilities and Stockholders’ Equity (Deficit)	$27,857	$40,445

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands except number of shares and per share data - unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue	$1,203	$1,211	$3,932	$3,202
Operating expenses:
Cost of revenue	1,404	1,697	4,474	4,810
Sales and marketing	5,252	4,291	16,029	12,367
General and administrative	5,536	5,605	16,723	17,383
Amortization of acquired intangible assets	105	105	315	316
Research and development	1,182	1,272	3,581	3,955
Total operating expenses	13,479	12,970	41,122	38,831
Operating loss	(12,276)	(11,759)	(37,190)	(35,629)
Other income (expense):
Interest income	59	101	206	276
Interest expense	(1)	(2)	(11)	(16)
Change in fair value - Senior Secured Convertible Note	5,541	2,341	4,722	(5,297)
Equity issuance cost extinguishment	—	(1,078)	—	(1,078)
Other income (expense), net	5,599	1,362	4,917	(6,115)
Loss before provision for income tax	(6,677)	(10,397)	(32,273)	(41,744)
Provision for income taxes	—	—	—	—
Net loss attributable to Lucid Diagnostics Inc.	$(6,677)	$(10,397)	$(32,273)	$(41,744)
Less: Series B and Series B-1 Convertible Preferred Stock dividends earned	—	—	(12,747)	(12,559)
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(6,677)	$(10,397)	$(45,020)	$(54,303)
Net loss per share attributable to Lucid Diagnostics Inc. common stockholders - basic and diluted	$(0.03)	$(0.10)	$(0.26)	$(0.59)
Weighted average common shares outstanding, basic and diluted	190,944,744	108,176,088	171,574,904	92,131,461

See accompanying notes to the unaudited condensed consolidated financial statements.

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

for the THREE and Nine MONTHS ENDED September 30, 2026

(in thousands except number of shares and per share data - unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of June 30, 2026	—	$—	190,757,165	$191	$323,414	$(312,678)	$10,927
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	1,430	—	1,430
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	21	—	21
Vest - restricted stock awards	—	—	8,028	—	—	—	—
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	136,869	—	160	—	160
Issuance - Interest payment paid in stock	—	—	71,668	—	75	—	75
Tax withholdings on equity based compensation	—	—	—	—	(4)	—	(4)
Net loss	—	—	—	—	—	(6,677)	(6,677)
Balance as of September 30, 2026	—	$—	190,973,730	$191	$325,096	$(319,355)	$5,932

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance as of December 31, 2025	54,274	$54,274	131,098,762	$131	$230,866	$(274,335)	$10,936
Exercise - stock options - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	15,949	—	21	—	21
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	—	—	—	—	4,512	—	4,512
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	—	—	—	—	43	—	43
Vest - restricted stock awards	—	—	28,650	—	—	—	—
Issuance - At-The-Market Facility, net of deferred financing charges	—	—	4,298,616	4	5,430	—	5,434
Purchase - Employee Stock Purchase Plan	—	—	242,284	—	210	—	210
Issuance - Interest payment paid in stock	—	—	205,425	—	225	—	225
Issuance - Registered Direct Offering, net of fees	—	—	18,000,000	18	16,827	—	16,845
Issuance - Dividend on Series B Preferred Stock	—	—	7,094,159	7	9,712	(9,719)	—
Issuance - Dividend on Series B-1 Preferred Stock (remaining shares held in abeyance)	—	—	742,534	1	3,027	(3,028)	—
Conversions - Series B Preferred Stock (remaining shares held in abeyance)	(44,140)	(44,140)	19,812,596	20	44,120	—	—
Conversions - Series B-1 Preferred Stock (remaining shares held in abeyance)	(10,134)	(10,134)	3,712,663	4	10,130	—	—
Issuance - release of shares held in abeyance	—	—	5,722,092	6	(6)	—	—
Tax withholdings on equity based compensation	—	—	—	—	(21)	—	(21)
Net loss	—	—	—	—	—	(32,273)	(32,273)
Balance as of September 30, 2026	—	$—	190,973,730	$191	$325,096	$(319,355)	$5,932

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

LUCID DIAGNOSTICS INC.

and SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands except number of shares and per share data - unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(32,273)	$(41,744)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization expense	671	663
Stock-based compensation - Lucid Diagnostics Inc. 2018 Equity Plan	4,512	3,227
Stock-based compensation - PAVmed Inc. 2014 Equity Plan	43	99
Change in fair value - Senior Secured Convertible Note	(4,722)	5,297
Equity issuance cost extinguishment	—	1,078
Amortization of common stock payment for vendor service agreement	57	234
Changes in operating assets and liabilities:
Accounts receivable	(200)	(505)
Prepaid expenses, deposits, and other current assets	(1,534)	(1,225)
Accounts payable	43	(490)
Accrued expenses and other current liabilities	(295)	(541)
Prepaid management fee - PAVmed Inc.	(5,250)	—
Net cash flows used in operating activities	(38,948)	(33,907)

Cash flows from investing activities
Purchase of equipment	(253)	(146)
Net cash flows used in investing activities	(253)	(146)

Cash flows from financing activities
Proceeds – issue of common stock - Registered Direct Offering, net of fees	16,845	14,935
Proceeds – issue of common stock - Confidentially Marketed Public Offering, net of fees	—	43,171
Proceeds – issue of Senior Secured Convertible Notes	—	360
Proceeds – issue of common stock – At-The-Market Facility	5,434	274
Tax withholdings on equity based compensation	(21)	—
Proceeds – exercise of stock options	21	15
Proceeds – issue common stock – Employee Stock Purchase Plan	210	272
Net cash flows provided by financing activities	22,489	59,027

Net (decrease) increase in cash	(16,712)	24,974
Cash, beginning of period	34,705	22,358
Cash, end of period	$17,993	$47,332

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

The Company has financed its operations principally through public and private issuances of its common stock, preferred stock, and debt. The Company is subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial product and services and ongoing research and development activities and conducting clinical trials. The Company generated $1.2 million and $3.9 million of revenue for the three and nine months ended September 30, 2026, respectively, however, the Company expects to continue to experience recurring losses and to generate negative cash flows from operating activities in the near future.

The Company incurred a net loss attributable to its common stockholders of approximately $45.0 million and had net cash flows used in operating activities of approximately $38.9 million for the nine months ended September 30, 2026. As of  September 30, 2026, the Company had working capital of approximately $4.3 million, with such working capital inclusive of the 2024 Convertible Notes (as defined below) classified as a current liability of approximately $17.3 million and approximately $18.0 million of cash. Subsequent to September 30, 2026, on October 21, 2026, the Company entered into subscription agreements for, and closed on, the sale of 15,000 shares of Series C Convertible Preferred Stock, for aggregate gross proceeds to the Company of approximately $15.0 million. As of November 10, 2026, there was approximately $1.6 million of subscription receivable related to the sale of Series C Convertible Preferred Stock. See Note 12, Stockholders' Equity, for additional details of the Series C Convertible Preferred Stock offering.

Note 2 — Liquidity and Going Concern - continued

The Company’s ability to continue operations 12 months beyond the issuance of the financial statements will depend upon generating substantial revenue that is conditioned upon obtaining positive third-party reimbursement coverage for its EsoGuard Esophageal DNA Test from both government and private health insurance providers, and increasing revenue through cash pay and contracted revenue programs that target, among others, concierge medicine practices and self-insured employers, and on its ability to raise additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

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

The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the consolidated results to be expected for the year ending December 31, 2026 or for any other interim period or for any other future periods. The accompanying unaudited condensed consolidated financial statements and related unaudited condensed consolidated financial information should be read in conjunction with the Company’s audited consolidated financial statements and related notes thereto as of and for the year ended  December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 25, 2026.

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

The key aspects considered by the Company include the following:

Contracts— The Company’s customer is primarily the patient, but the Company does not enter into a formal reimbursement contract with a patient. The Company establishes a contract with a patient in accordance with other customary business practices, which is the point in time an order is received from a provider and a patient specimen has been returned to the laboratory for testing. Payment terms are a function of a patient’s existing insurance benefits, including the impact of coverage decisions with the Centers for Medicare & Medicaid Services (“CMS”) and applicable reimbursement contracts established between the Company and payers. The Company’s consideration can be deemed variable or fixed depending on the structure of specific payer contracts, and the Company considers collection of such consideration to be probable to the extent that it is unconstrained.

Performance obligations—A performance obligation is a promise in a contract to transfer a distinct good or service (or a bundle of goods or services) to the customer. The Company’s contracts have a single performance obligation, which is satisfied upon rendering of services, which culminates in the release of a patient’s EsoGuard test result to the ordering healthcare provider. The Company elects the practical expedient related to the disclosure of unsatisfied performance obligations, as the duration of time between providing testing supplies, the receipt of a sample, and the release of a test result to the ordering healthcare provider is far less than one year.

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

When the Company does not have significant historical experience or that experience has limited predictive value, the constraint over estimates of variable consideration may result in no revenue being recognized upon delivery of patient EsoGuard test results to the ordering healthcare provider. As such, the Company recognizes revenue up to the amount of variable consideration not subject to a significant reversal until additional information is obtained or the uncertainty associated with additional payments or refunds, if any, is subsequently resolved. Differences between original estimates and subsequent revisions, including final settlements, represent changes in estimated expected variable consideration, with the change in estimate recognized in the period of such revised estimate. With respect to a contracted service arrangement, the fixed consideration revenue is recognized on an as-billed basis upon delivery of the EsoGuard test report with realization of such fixed consideration deemed probable based upon actual historical experience.

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

Fair Value Option (“FVO”) Election

Under a Securities Purchase Agreement dated November 12, 2024, the Company issued Senior Secured Convertible Notes dated November 22, 2024, referred to herein as the “2024 Convertible Notes”, which are accounted for under the “fair value option election” as discussed below.

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging, (“ASC 815”), a financial instrument containing embedded features and/or options may be required to be bifurcated from the financial instrument host and recognized as separate derivative asset or liability, with the bifurcated derivative asset or liability initially measured at estimated fair value as of the transaction issue date and then subsequently remeasured at estimated fair value as of each reporting period balance sheet date.

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

Note 4 — Revenue from Contracts with Customers

Revenue Recognized

In the three and nine months ended September 30, 2026, the Company recognized revenue of $1,203 and $3,932, respectively, resulting from the delivery of patient EsoGuard test results. Revenue recognized from customer contracts deemed to include a variable consideration transaction price is limited to the unconstrained portion of the variable consideration. In the three and nine months ended September 30, 2025, the Company recognized revenue of $1,211 and $3,202, respectively, resulting from the delivery of patient EsoGuard test results.

Cost of Revenue

The cost of revenues principally includes the costs related to the Company’s laboratory operations (excluding estimated costs associated with research activities), the costs related to the EsoCheck cell collection device, cell sample mailing kits and license royalties.

In the three and nine months ended September 30, 2026, the cost of revenue was $1,404 and $4,474, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies. In the three and nine months ended September 30, 2025, the cost of revenue was $1,697 and $4,810, respectively, primarily related to costs for our laboratory operations and EsoCheck device supplies.

Note 5 — Related Party Transactions

The aggregate Due To / (Prepaid To): PAVmed Inc. for the period indicated is summarized as follows:

	MSA Fees	Employee-Related Costs	PAVmed Inc. OBO Payments	Total
Balance - December 31, 2025	$—	$—	$—	$—
MSA fees	9,450	—	—	9,450
ERC - Benefits	—	1,934	—	1,934
On Behalf Of (OBO) activities	—	—	422	422
Cash payments to PAVmed Inc.	(14,700)	(1,934)	(422)	(17,056)
Balance - September 30, 2026	$(5,250)	$—	$—	$(5,250)

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

The MSA Fee expense classification in the unaudited condensed consolidated statement of operations for the periods noted is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales & Marketing	$266	$165	$797	$493
General & Administrative	2,312	2,252	6,937	6,758
Research & Development	572	733	1,716	2,199
Total MSA Fee	$3,150	$3,150	$9,450	$9,450

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

As of September 30, 2026, the Company has prepaid to PAVmed, on a net basis, $5,250 (or five months') of MSA Fees, which advance payments shall be applied to offset future MSA Fees to be mutually agreed upon when due.

Note 6 — Prepaid Expenses, Deposits, and Other Current Assets

Prepaid expenses, deposits, and other current assets consisted of the following as of:

	September 30, 2026	December 31, 2025
Advanced payments to service providers and suppliers	$280	$362
Prepaid insurance	43	416
Deposits	1,036	989
Total prepaid expenses, deposits and other current assets	$1,359	$1,767

Note 7 — Leases

The Company’s future lease payments as of  September 30, 2026, which are presented as operating lease liabilities, current portion and operating lease liabilities, less current portion on the Company’s unaudited condensed consolidated balance sheets are as follows:

2026 (remainder of year)	$249
2027	947
2028	34
2029	16
2030	5
Total lease payments	$1,251
Less: imputed interest	(64)
Present value of lease liabilities	$1,187

Supplemental disclosure of cash flow information related to the Company’s cash and non-cash activities with its leases are as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$744	$789
Non-cash investing and financing activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$50	$34
Weighted-average remaining lease term - operating leases (in years)	1.35	2.23
Weighted-average discount rate - operating leases	8.075%	7.915%

As of  September 30, 2026 and  December 31, 2025, the Company’s right-of-use assets from operating leases were $1,177 and $1,806, respectively, which are reported in operating lease right-of-use assets in the unaudited condensed consolidated balance sheets. As of  September 30, 2026 and  December 31, 2025, the Company had outstanding operating lease obligations of $1,187 and $1,820, respectively, of which $908 and $893, respectively, are reported in operating lease liabilities, current portion and $279 and $927, respectively, are reported in operating lease liabilities less current portion in the Company’s unaudited condensed consolidated balance sheets. The Company calculates its incremental borrowing rates for specific lease terms, as a function of the financing terms the Company would likely receive on the open market.

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

Note 9 — Financial Instruments Fair Value Measurements

Recurring Fair Value Measurements

The fair value hierarchy table for the reporting date noted is as follows:

	Fair Value Measurement on a Recurring Basis at Reporting Date Using[1]
	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
September 30, 2026
2024 Convertible Notes	$—	$—	$17,300	$17,300
Totals	$—	$—	$17,300	$17,300

	Level-1 Inputs	Level-2 Inputs	Level-3 Inputs	Total
December 31, 2025
2024 Convertible Notes	$—	$—	$24,000	$24,000
Totals	$—	$—	$24,000	$24,000

[1]	There were no transfers between the respective Levels during the nine months ended September 30, 2026.

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

The estimated fair value of the 2024 Convertible Notes as of each  September 30, 2026 and  December 31, 2025 was computed using a Monte Carlo simulation of the present value of its cash flows using a synthetic credit rating analysis and a required rate-of-return, using the following assumptions:

	2024 Convertible Notes:	2024 Convertible Notes:
	September 30, 2026	December 31, 2025
Fair Value	$17,300	$24,000
Face value principal payable	$21,975	$21,975
Required rate of return	34.10%	29.50%
Conversion Price	$1.00	$1.00
Value of common stock	$0.75	$1.09
Expected term (years)	3.15	3.90
Volatility	40.00%	40.00%
Risk free rate	4.89%	3.57%
Dividend yield	—%	—%

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

Note 10 — Debt

The fair value and face value principal outstanding of the 2024 Convertible Notes as of the dates indicated are as follows:

				Face Value
	Contractual	Stated	Conversion	Principal
	Maturity Date	Interest Rate	Price per Share	Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$17,300
Balance as of September 30, 2026				$21,975	$17,300

				Face Value
	Contractual	Stated	Conversion	Principal
	Maturity Date	Interest Rate	Price per Share	Outstanding	Fair Value
2024 Convertible Notes	November 22, 2029	12.000%	$1.00	$21,975	$24,000
Balance as of December 31, 2025				$21,975	$24,000

The changes in the fair value of debt during the three and nine months ended September 30, 2026 are as follows:

	2024	Other Income
	Convertible Notes	(expense)
Fair Value at June 30, 2026	$23,500	$—
Non-installment payments – common stock	(75)	—
Non-installment payments – cash interest paid	(584)	—
Change in fair value	(5,541)	5,541
Fair Value at September 30, 2026	$17,300
Other Income (Expense) - Change in fair value – three months ended September 30, 2026		$5,541

	2024	Other Income
	Convertible Notes	(expense)
Fair Value - December 31, 2025	$24,000	$—
Non-installment payments – common stock	(225)	—
Non-installment payments – cash interest paid	(1,753)	—
Change in fair value	(4,722)	4,722
Fair Value at September 30, 2026	$17,300
Other Income (Expense) - Change in fair value – nine months ended September 30, 2026		$4,722

The changes in the fair value of debt during the three and nine months ended September 30, 2025 are as follows:

	2024	Other Income
	Convertible Notes	(expense)
Fair Value at June 30, 2025	$25,300	$—
Non-installment payments – common stock	(75)	—
Non-installment payments – cash interest paid	(584)	—
Change in fair value	(2,341)	2,341
Fair Value at September 30, 2025	$22,300
Other Income (Expense) - Change in fair value – three months ended September 30, 2025		$2,341

	2024	Other Income
	Convertible Notes	(expense)
Fair Value - December 31, 2024	$18,600	$—
Non-installment payments – common stock	(182)	—
Non-installment payments – cash interest paid	(1,415)	—
Change in fair value	5,297	(5,297)
Fair Value at September 30, 2025	$22,300
Other Income (Expense) - Change in fair value – nine months ended September 30, 2025		$(5,297)

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

Each 2024 Convertible Note has a 12.0% annual stated interest rate, a contractual maturity date of five years from the date of issuance, and had an initial contractual conversion price of $1.00 per share of the Company’s common stock (subject to (i) in the event of certain issuances of additional securities by the Company at a price per share less than the then applicable conversion price, adjustment to such lower price per share, and (ii) customary proportionate adjustment upon any stock split, stock dividend, stock combination, recapitalization or other similar transaction). The Company held a stockholder meeting on June 18, 2025 at which the stockholders approved the issuance of the shares issuable upon conversion of the Notes in excess of any primary market limitations.

Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants regarding the incurrence of indebtedness, the existence of liens, the repayment of indebtedness and the making of investments, the payment of cash in respect of dividends, distributions or redemptions, the transfer of assets, the maturity of other indebtedness, transactions with affiliates, and the consummation of fundamental transactions where the aggregate consideration payable in respect thereof, as determined on a per share of the Company’s common stock basis, has a fair market value that is less than $1.50, among other customary matters. Under the 2024 Convertible Notes, the Company is subject to a financial covenant requiring that the amount of its available cash equal or exceed $5.0 million at all times that at least 25% of the principal amount of 2024 Convertible Notes issued are outstanding. The 2024 Convertible Notes provide that a majority-in-interest of the holders of the 2024 Convertible Notes (including the two largest noteholders) may declare that the Company's failure to obtain a positive Medicare coverage decision constitutes an event of default (absent such declaration, such event would not be an event of default under the 2024 Convertible Notes). The Company began submitting Medicare claims from its Irving, TX laboratory in September 2026, and have since received Medicare payments on such submitted claims at a rate of $1,938.01 per test. As of September 30, 2026, the Company was in compliance with all covenants under the 2024 Convertible Notes and no event of default had occurred and was continuing.

Subsequent to September 30, 2026, on October 21, 2026, as a result of the issuance of the Series C Preferred Stock (as defined below) with a conversion price below the then-current conversion price under the 2024 Convertible Notes, the conversion price under the 2024 Convertible Notes was reduced to $0.3519, the conversion price of the Series C Preferred Stock.

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

A total of 26,603,181 shares of common stock of Lucid Diagnostics are reserved for issuance under the Lucid Diagnostics 2018 Equity Plan, with 1,204,422 shares available for grant as of  September 30, 2026. The share reservation is not diminished by a total of 523,300 stock options and 50,000 restricted stock awards granted outside the Lucid Diagnostics 2018 Equity Plan, as of  September 30, 2026. In January 2026, the number of shares available for grant was increased by 8,260,980 in accordance with the evergreen provisions of the plan.

Lucid Diagnostics Stock Options

Lucid Diagnostics stock options granted under the Lucid Diagnostics 2018 Equity Plan and stock options granted outside such plan are summarized as follows:

		Weighted	Remaining
	Number of	Average	Contractual	Intrinsic
	Stock Options	Exercise Price	Term (Years)	Value(2)
Outstanding stock options at December 31, 2025	10,272,642	$1.62	7.5	$396
Granted(1)	2,498,500	$1.32
Exercised	(15,949)	$1.29
Forfeited	(618,030)	$1.35
Outstanding stock options at September 30, 2026(3)	12,137,163	$1.57	6.9	$170
Vested and exercisable stock options at September 30, 2026	8,668,547	$1.68	6.1	$170

(1)

Stock options granted under the Lucid Diagnostics 2018 Equity Plan and those granted outside such plan generally vest one-third in one year then ratably over the next eight quarters, and have a ten-year contractual term from date-of-grant.

(2)

The intrinsic value is computed as the difference between the quoted price of the Lucid Diagnostics common stock on each of  September 30, 2026 and  December 31, 2025 and the exercise price of the underlying Lucid Diagnostics stock options, to the extent such quoted price is greater than the exercise price.

(3)

The outstanding stock options presented in the table above are inclusive of 523,300 stock options granted outside the Lucid Diagnostics 2018 Equity Plan, as of  September 30, 2026 and  December 31, 2025.

Note 11 — Stock-Based Compensation - continued

Lucid Diagnostics Restricted Stock Awards

Lucid Diagnostics restricted stock awards granted under the Lucid Diagnostics 2018 Equity Plan and restricted stock awards granted outside such plan are summarized as follows:

		Weighted
	Number of	Average
	Restricted	Grant Date
	Stock Awards	Fair Value
Unvested restricted stock awards as of December 31, 2025	6,584,240	$4.02
Granted	6,046,000	1.34
Vested	(28,650)	1.46
Forfeited	(331,350)	1.40
Unvested restricted stock awards as of September 30, 2026	12,270,240	$2.78

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

Note 11 — Stock-Based Compensation - continued

Stock-Based Compensation Expense

The stock-based compensation expense recognized by the Company for both the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, for the periods indicated, was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Lucid Diagnostics 2018 Equity Plan – cost of revenue	$14	$38	$141	$109
Lucid Diagnostics 2018 Equity Plan – sales and marketing	311	262	900	728
Lucid Diagnostics 2018 Equity Plan - general and administrative	940	713	3,010	2,054
Lucid Diagnostics 2018 Equity Plan - research and development	165	122	461	336
PAVmed 2014 Equity Plan - cost of revenue	—	5	1	43
PAVmed 2014 Equity Plan - sales and marketing	3	6	7	25
PAVmed 2014 Equity Plan - general and administrative	9	5	14	6
PAVmed 2014 Equity Plan - research and development	9	1	21	25
Total stock-based compensation expense	$1,451	$1,152	$4,555	$3,326

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

As of  September 30, 2026, unrecognized stock-based compensation expense and weighted average remaining requisite service period with respect to stock options and restricted stock awards issued under each of the Lucid Diagnostics 2018 Equity Plan and the PAVmed 2014 Equity Plan, as discussed above, is as follows:

		Weighted
		Average
		Remaining
	Unrecognized	Service Period
	Expense	(Years)
Lucid Diagnostics 2018 Equity Plan
Stock Options	$2,428	1.9
Restricted Stock Awards	$8,311	2.2
PAVmed 2014 Equity Plan
Stock Options	$25	2.2
Restricted Stock Awards	$206	2.8

Note 11 — Stock-Based Compensation - continued

Stock-based compensation expense recognized with respect to new stock options granted during the nine months ended September 30, 2026 and 2025 under the Lucid Diagnostics 2018 Equity Plan was based on a weighted average estimated fair value of such stock options of $0.82 per share and $0.90 per share, respectively, calculated using the following weighted average Black-Scholes valuation model assumptions:

	Nine Months Ended September 30,
	2026	2025
Expected term of stock options (in years)	5.8	5.8
Expected stock price volatility	67%	68%
Risk free interest rate	3.8%	4.3%
Expected dividend yield	—%	—%

Lucid Diagnostics Inc. Employee Stock Purchase Plan (“Lucid ESPP”)

A total of 242,284 shares and 203,051 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $210 and $141 on March 31, 2026 and 2025, respectively, under the Lucid ESPP. A total of 152,408 shares of common stock of Lucid Diagnostics were purchased for proceeds of approximately $131 on September 30, 2025 under the Lucid ESPP. The Lucid ESPP has a total reservation of 3,500,000 shares of common stock of which 1,662,087 shares are available for issue as of  September 30, 2026.

Note 12 — Stockholders’ Equity

Series B Preferred Stock Offering and Exchange

As of  September 30, 2026 and  December 31, 2025, there were zero and 44,140 shares, respectively, of Series B Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

Note 12 — Stockholders’ Equity - continued

Series B-1 Preferred Stock Offering

As of  September 30, 2026 and  December 31, 2025, there were zero and 10,134 shares, respectively, of Series B-1 Convertible Preferred Stock, classified in permanent equity, issued and outstanding.

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

On or about May 6, 2026, the mandatory conversion date for the Series B-1 Preferred Stock, the Company issued 3,712,663 shares of common stock to the holders of the Series B-1 Preferred Stock, to satisfy its contractual obligations in accordance with the Certificate of Designation of those securities. As a result of the application of the beneficial ownership limitations in such Certificate of Designations, 10,307,139 shares of common stock otherwise issuable upon conversion of the Series B-1 Preferred Stock were held in abeyance until such time that they can be issued without exceeding any such limitations. As of the mandatory conversion date, there were no Series B-1 Convertible Preferred stock outstanding.

Series C Preferred Stock Offering

Subsequent to September 30, 2026, on October 21, 2026, the Company sold to certain accredited investors (collectively, the “Series C Investors”), 15,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a purchase price of $1,000 per share (collectively, the “Series C Offering”). The aggregate gross proceeds to the Company of the Series C Offering are approximately $15.0 million. As of November 10, 2026, there was approximately $1.6 million of subscription receivable related to the sale of Series C Convertible Preferred Stock.

The key terms of the Series C Preferred Stock are as follows:

Conversion. Each share of Series C Preferred Stock is convertible at the option of the holder, subject to the beneficial ownership and primary market limitations described below, into such number of shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), as is equal to the number of shares of Series C Preferred Stock to be converted, multiplied by the stated value of $1,000 (as the same may be increased from time to time as more fully described below, the “Stated Value”), divided by the conversion price in effect at the time of the conversion. The initial conversion price is $0.3519, subject to adjustment in the event of stock splits, stock dividends, and similar transactions. In addition, the Series C Preferred Stock will convert into shares of Common Stock upon written notice from the Company, subject to the beneficial ownership and primary market limitations described below, (i) upon the consummation of certain fundamental transactions, or (ii) at the election of the Company (A) at any time after the twenty-four month anniversary of the issuance of such shares of Series C Preferred Stock, upon written notice given to the holders of such shares, if the VWAP of the Common Stock has been at least $5.00 per share (subject to adjustment in the event of stock splits, stock dividends, and similar transactions) on 20 out of 30 consecutive trading days, or (B) at any time after March 31, 2030, upon written notice given to the holders of such shares, if the VWAP of the Common Stock is greater than the then-current conversion price.

Rank. The Series C Preferred Stock is senior to the Common Stock and any other class of the Company’s capital stock that is not by its terms senior to or pari passu with the Series C Preferred Stock.

Dividends. The holders of Series C Preferred Stock are entitled to dividends at a rate of 20% per annum, payable in equal quarterly installments on the last day of each calendar quarter from December 31, 2026 to March 31, 2030. Dividends shall be paid in shares of Common Stock, valued at the initial conversion price (the number of dividend shares each quarter being fixed at 5% of the shares issuable upon conversion of the original stated value at the original conversion price). For each dividend payable after April 1, 2027, if the market value of the dividend shares at the time of issuance (based on the average VWAP of the Common Stock during the five days preceding the dividend payment date) is less than the number of dividend shares multiplied by the initial conversion price, the shortfall shall be paid by adding such amount to the stated value of the Series C Preferred Stock (or, at the Company’s election and only if permitted under the terms of the Company’s senior indebtedness, by paying such amount in cash). A holder that converts its Series C Preferred Stock prior to any dividend payment date will not receive any dividend that would have accrued after such date with respect to such converted Series C Preferred Stock. In addition, the dividends will be accelerated and paid (to the extent not previously paid) upon the consummation of certain fundamental transactions. The holders of the Series C Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of Common Stock basis, to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock.

Liquidation. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company (or any Deemed Liquidation Event as defined in the certificate of designations for the Series C Preferred Stock), the holders of shares of Series C Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its stockholders, before any payment is made to the holders of Common Stock by reason of their ownership thereof, an amount per share equal to the greater of (i) 300% of the Stated Value, plus any dividends accrued but unpaid thereon, or (ii) such amount per share as would have been payable had all shares of Series C Preferred Stock been converted into Common Stock immediately prior to such event.

Voting. On any matter to be acted upon or considered by the stockholders of the Company, each holder is entitled to vote, together with the holders of the Common Stock, as a single class, on an “as converted” basis (after applying the beneficial ownership and primary market limitations described below).

Restrictive Covenants. Under the terms of the Series C Preferred Stock, the Company is subject to certain customary restrictive covenants regarding the incurrence of indebtedness, and the issuance of Common Stock (or securities convertible into Common Stock) at a price per share less than the then-current conversion price of the Series C Preferred Stock.

Director Designation Right. So long as 25% of the original Series C Preferred Stock remains outstanding and not converted, the holders of a majority-in-interest of the Series C Preferred Stock have the collective right to designate one individual to be appointed to the Company’s board of directors, subject to certain limitations and subject to the policies and procedures of the Company’s nominating and corporate governance committee.

Beneficial Ownership Limitation. The Company will not effect any conversion of the Series C Preferred Stock, and a holder may not receive dividends or convert any portion of the Series C Preferred Stock, to the extent that, after giving effect to the receipt of dividends or the conversion, the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of the holder’s affiliates) would beneficially own in excess of 4.99% of the Company’s outstanding Common Stock.

Primary Market Limitation. Unless the approval of the Company’s stockholders is not required by the applicable rules of Nasdaq for issuances of Common Stock in excess of 19.99% of the outstanding Common Stock as of October 21, 2026 (the “Market Limit”), or unless the Company has obtained such approval, the Company shall not effect any conversion of the Series C Preferred Stock, including, without limitation, any automatic conversion, and a holder may not receive dividends on or convert any portion of the Series C Preferred Stock, to the extent that, after giving effect to the receipt of Common Stock in connection with such dividends or conversion, the holder would have received in excess of its pro rata share of the Market Limit.

Registration Rights. The Company and the Series C Investors also executed a registration rights agreement, pursuant to which the Company agreed to file a registration statement covering the resale of the shares of Common Stock issuable pursuant to the Series C Preferred Stock.

Shares held in abeyance

Pursuant to the beneficial ownership limitations described above, the Company placed an aggregate of 28,026,763 shares of its common stock in abeyance during the nine months ended September 30, 2026. As such beneficial ownership limitations permitted, during the three and nine months ended September 30, 2026, the Company issued an aggregate of zero and 5,722,092 shares, respectively, that had previously been held in abeyance. As of September 30, 2026, there remained 22,304,671 shares of common stock in abeyance. Subsequent to September 30, 2026, in October 2026, the Company issued 3,627,257 shares that had previously been held in abeyance, leaving 18,677,414 shares of common stock in abeyance.

April 2026 Registered Direct Offering

On April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share in a registered direct offering. The net proceeds of the offering, after deducting approximately $1.2 million of the underwriting discount and other estimated expenses, were approximately $16.8 million.

Committed Equity Facility and ATM Facility

On May 30, 2025, the Company entered into a Controlled Equity Offering Agreement (also “ATM” or “At-The-Market” offering) between the Company and Maxim Group LLC for up to $25.0 million of its common stock that may be offered and sold from time to time. In the nine months ended September 30, 2026, the Company sold 4,298,616 shares through their ATM equity facility for net proceeds of approximately $5.4 million, after payment of 3% commissions, approximately $0.2 million.

Nasdaq Compliance

On October 12, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, for the prior 30 consecutive business days (through October 9, 2026), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

The notification letter stated that the Company would be afforded 180 calendar days (until April 12, 2027) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting.

Note 13 — Net Loss Per Share

The Net loss per share basic and diluted for the respective periods indicated is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Numerator
Net loss	$(6,677)	$(10,397)	$(32,273)	$(41,744)
Series B and Series B-1 Convertible Preferred Stock dividends earned	—	—	(12,747)	(12,559)
Net loss attributable to Lucid Diagnostics Inc. common stockholders	$(6,677)	$(10,397)	$(45,020)	$(54,303)

Denominator
Weighted average common shares outstanding, basic and diluted	190,944,744	108,176,088	171,574,904	92,131,461

Net loss per share (1)
Net loss per share - basic and diluted	$(0.03)	$(0.10)	$(0.26)	$(0.59)

(1)

- Convertible Preferred Stock would potentially be considered a participating security under the two-class method of calculating net loss per share. However, the Company has incurred net losses to-date, and as such holders are not contractually obligated to share in the losses, there is no impact on the Company’s net loss per share calculation for the periods indicated.

Basic weighted-average number of shares of common stock outstanding for the nine months ended September 30, 2026 and 2025 includes the shares of the Company issued and outstanding during such periods, each on a weighted average basis. The basic weighted average number of shares of common stock outstanding excludes common stock equivalent incremental shares, while diluted weighted average number of shares of common stock outstanding includes such incremental shares. However, as the Company was in a loss position for all periods presented, basic and diluted weighted average shares outstanding are the same, as the inclusion of the incremental shares would be anti-dilutive. The common stock equivalents excluded from the computation of diluted weighted average shares outstanding are as follows:

	September 30,
	2026	2025

Stock options	12,137,163	9,927,410
Unvested restricted stock awards	12,270,240	6,584,240
Shares held in abeyance	22,304,671	—
2024 Convertible Notes	21,975,000	21,975,000
Preferred stock	—	49,490,593
Total	68,687,074	87,977,243

Subsequent to September 30, 2026, the Company issued 15,000 shares of Series C Convertible Preferred Stock convertible into approximately 42.6 million shares of common stock, and the conversion price of the 2024 Convertible Notes was reduced from $1.00 to $0.3519 per share, increasing the shares issuable upon conversion from 21,975,000 to approximately 62.4 million. See Note 12, Stockholders’ Equity.

Note 14 — Segment Information

Lucid’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses consolidated net income (loss) to assess segment profit or loss, allocate resources and assess performance. The Company manages the business activities on a consolidated basis and operates in one reportable segment. Further, the CODM reviews and utilizes functional expenses (cost of revenues, sales and marketing, research and development, and general and administrative) at the consolidated level to manage the Company’s operations. The Company’s significant segment expenses and other segment items align with the financial statements line items presented in the unaudited condensed consolidated statements of operations.

During the three and nine months ended September 30, 2026 and 2025 revenues resulting from the delivery of patient EsoGuard test results were concentrated in the United States. The measure of segment assets is reported on the balance sheet as total consolidated assets, and concentrated in the United States.

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

Recent Developments

Medicare Reimbursement

On September 22, 2026, we announced that we operate two CLIA-certified laboratories, located in Lake Forest, California and Irving, Texas, and that we would begin submitting Medicare claims for EsoGuard tests performed at our Irving laboratory. We began submitting those claims in September 2026 under EsoGuard’s Proprietary Laboratory Analyses, or (“PLA”), code 0114U, and have since received Medicare payments on claims submitted from that laboratory at EsoGuard’s established Clinical Laboratory Fee Schedule, or (“CLFS”), rate of $1,938.01 per test. Medicare claims are administered by the Medicare Administrative Contractor, or (“MAC”), with jurisdiction over the location at which a test is performed. Our Irving laboratory is located within the jurisdiction of Novitas Solutions, Inc., which does not participate in the MolDx program and adjudicates claims on an individual basis.

On September 15 and 16, 2026, the Centers for Medicare & Medicaid Services, or (“CMS”), held a public meeting of the Medicare Advisory Panel on Clinical Diagnostic Laboratory Tests on the basis for establishing payment amounts for laboratory tests for which CMS received no applicable information during the 2026 data reporting period, including PLA code 0114U. At the September 16 meeting, 0114U was included on Consent Agenda 1 under the recommended determination “Original gapfill maintained,” which the Panel adopted as a single motion. CMS is expected to post preliminary determinations, followed by a public comment period, with final determinations expected in November 2026.

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

We will be able to submit Medicare claims under PLA code 0114U for EsoGuard tests performed at our Lake Forest laboratory once a final revised LCD resulting from our pending reconsideration request, and its associated billing and coding article, are effective. A final revised LCD would establish Medicare coverage for EsoGuard across the jurisdictions of the MolDx-participating MACs.

Peer-Reviewed Publication of Real-World EsoGuard Experience

On November 3, 2026, we announced the peer-reviewed publication in the journal Diagnostics of a manuscript entitled “Non-Endoscopic Screening for Barrett’s Esophagus Using a DNA Methylation-Based Assay: Real-World Experience in 11,991 Patients.” The retrospective study evaluated 11,991 patients with clinical risk factors who underwent EsoGuard testing on samples collected with EsoCheck between January 2023 and June 2024. EsoCheck cell collection was successful in 94.7% of patients, with an average collection time of less than two minutes and no reported device-related adverse events. Collection performance was consistent across operators, including newly trained personnel, and 82% of patients surveyed reported very low discomfort. The study authors concluded that the findings support the feasibility of large-scale implementation of EsoGuard testing.

Laboratory Benefit Manager Coverage Policy

In July 2026, we secured our first positive coverage policy for EsoGuard from Concert, a laboratory benefit manager, or ("LBM"), that establishes genetic and molecular testing coverage policies for adoption by its client health plans. The policy considers EsoGuard medically necessary for patients who meet ACG screening criteria. Several of Concert's health plan clients have since adopted the policy.

Recent Developments - continued

October 2026 Series C Preferred Stock Offering

On October 21, 2026, the Company closed on the sale to certain accredited investors (collectively, the “Series C Investors”) of 15,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a purchase price of $1,000 per share (collectively, the “Series C Offering”). Each share of the Series C Preferred Stock has a stated value of $1,000 and a conversion price of $0.3519. The holders of Series C Preferred Stock are entitled to dividends at a rate of 20% per annum, payable in equal quarterly installments on the last day of each calendar quarter from December 31, 2026 to March 31, 2030. Dividends shall be paid in shares of common stock, valued at the initial conversion price (the number of dividend shares each quarter being fixed at 5% of the shares issuable upon conversion of the original stated value at the original conversion price). For each dividend payable after April 1, 2027, if the market value of the dividend shares at the time of issuance (based on the average VWAP of the common stock during the five days preceding the dividend payment date) is less than the number of dividend shares multiplied by the initial conversion price, the shortfall shall be paid by adding such amount to the stated value of the Series C Preferred Stock (or, at the Company’s election and only if permitted under the terms of the Company’s senior indebtedness, by paying such amount in cash). The holders of the Series C Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. So long as 25% of the original Series C Preferred Stock remains outstanding and not converted, the holders of a majority-in-interest of the Series C Preferred Stock have the collective right to designate one individual to be appointed to the Company’s board of directors, subject to certain limitations and subject to the policies and procedures of the Company’s nominating and corporate governance committee. The Series C Preferred Stock is a voting security. The aggregate gross proceeds of the offering are approximately $15.0 million. As of November 10, 2026, there was approximately $1.6 million of subscription receivable related to the sale of Series C Convertible Preferred Stock.

April 2026 Registered Direct Offering

On April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share in a registered direct offering. The net proceeds of the offering, after deducting approximately $1.2 million of the underwriting discount and other expenses, were approximately $16.8 million.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the nine months ended September 30, 2026, the Company sold 4,298,616 shares through the ATM for net proceeds of approximately $5.4 million, after payment of 3% commissions or approximately $0.2 million.

Nasdaq Notice

On October 12, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that, for the prior 30 consecutive business days (through October 9, 2026), the closing bid price of the Company’s common stock had been below the minimum of $1 per share required for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2).

The notification letter stated that the Company would be afforded 180 calendar days (until April 12, 2027) to regain compliance. In order to regain compliance, the closing bid price of the Company’s common stock must be at least $1 for a minimum of ten consecutive business days. The notification letter also stated that, in the event the Company does not regain compliance within the initial 180-day period, the Company may be eligible for an additional 180-day period. If the Company is not eligible for the additional 180-day period, or if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, the Nasdaq Listing Qualifications Department will provide notice after the end of the initial 180-day period that the Company’s securities will be subject to delisting.

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

General and administrative expenses

General and administrative expenses consist primarily of professional fees for accounting, tax, audit and legal services (including those fees incurred as a result of our being a public company), consulting fees, employee costs involved in third-party payor reimbursement, expenses associated with obtaining and maintaining patents within our intellectual property portfolio, and certain employee costs, along with the portion of the MSA Fee allocated to general and administrative expenses.

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

Results of Operations - continued

The three months ended September 30, 2026 as compared to the three months ended September 30, 2025

Revenue

In the three months ended September 30, 2026, revenue was flat, at $1.2 million, as compared to the corresponding period in the prior year.

Cost of revenue

In the three months ended September 30, 2026, the cost of revenue was approximately $1.4 million as compared to $1.7 million for the corresponding period in the prior year. The $0.3 million decrease principally related to:

●	approximately $0.2 million decrease in compensation related costs; and
●	approximately $0.1 million decrease in professional services, consulting and information technology costs.

Sales and marketing expenses

In the three months ended September 30, 2026, sales and marketing costs were approximately $5.3 million as compared to $4.3 million for the corresponding period in the prior year. The net increase of $1.0 million was principally related to:

●	approximately $0.9 million increase in compensation, related personnel costs and stock-based compensation costs; and
●	approximately $0.1 million increase in professional services and consulting costs.

General and administrative expenses

In the three months ended September 30, 2026, general and administrative costs were approximately $5.5 million as compared to $5.6 million for the corresponding period in the prior year. The net decrease of $0.1 million was principally related to:

●	approximately $0.5 million decrease in third-party consulting and professional fees related to financing activities; and
●	approximately $0.4 million increase in compensation and stock-based compensation costs.

Research and development expenses

In the three months ended September 30, 2026, research and development costs were approximately $1.2 million, compared to $1.3 million for the corresponding period in the prior year. The net decrease of $0.1 million was principally related to:

●	approximately $0.2 million decrease in professional services and consulting costs; and
●	approximately $0.1 million increase in stock-based compensation costs.

Amortization of Acquired Intangible Assets

In the three months ended September 30, 2026, the amortization of acquired intangible assets remained relatively level at approximately $0.1 million, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the three months ended September 30, 2026 and 2025, the change in fair value of our convertible notes of approximately $5.5 million and $2.3 million, respectively, is reflected as other income in the Statement of Operations (see Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The convertible notes were initially measured at the issue-date estimated fair value and are subsequently remeasured at estimated fair value as of each reporting period end date.

Results of Operations - continued

The nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

Revenue

In the nine months ended September 30, 2026, revenue was approximately $3.9 million as compared to $3.2 million for the corresponding period in the prior year. The $0.7 million increase principally relates to the increase in consideration received for the performance of the EsoGuard tests.

Cost of revenue

In the nine months ended September 30, 2026, the cost of revenue was approximately $4.5 million, as compared to $4.8 million for the corresponding period in the prior year. The $0.3 million decrease principally related to:

●	approximately $0.5 million decrease in compensation, related personnel costs and stock-based compensation costs; and
●	approximately $0.2 million increase in the CLIA laboratory supplies required to perform EsoGuard tests.

Sales and marketing expenses

In the nine months ended September 30, 2026, sales and marketing costs were approximately $16.0 million as compared to $12.4 million for the corresponding period in the prior year. The net increase of $3.6 million was principally related to:

●	approximately $3.2 million increase primarily related to an increase in compensation, related personnel costs and stock-based compensation costs; and
●	approximately $0.4 million increase in professional services and third-party consulting costs.

General and administrative expenses

In the nine months ended September 30, 2026, general and administrative costs were approximately $16.7 million as compared to $17.4 million for the corresponding period in the prior year. The net decrease of $0.7 million was principally related to:

●	approximately $2.0 million decrease in third-party professional fees primarily associated with financing activities;
●	approximately $1.2 million increase in compensation and stock-based compensation costs; and
●	approximately $0.1 million increase in other general corporate and consulting costs.

Research and development expenses

In the nine months ended September 30, 2026, research and development costs were approximately $3.6 million compared to $4.0 million for the corresponding period in the prior year. The net decrease of $0.4 million was principally related to:

●	approximately $0.5 million decrease in professional and consulting services;
●	approximately $0.2 million increase in compensation and stock-based compensation costs; and
●	approximately $0.1 million decrease in development costs, primarily attributable to reduced clinical trial activities.

Amortization of Acquired Intangible Assets

In the nine months ended September 30, 2026, the amortization of acquired intangible assets remained relatively level at approximately $0.3 million, as compared to the corresponding period in the prior year.

Other Income and Expense

Change in fair value of convertible debt

In the nine months ended September 30, 2026 and 2025, the change in the fair value of our convertible notes of approximately $4.7 million of income and $5.3 million of expense, respectively, is reflected in other income (expense) on the Statement of Operations (see Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements). The convertible notes were initially measured at the issue-date estimated fair value and are subsequently remeasured at estimated fair value as of each reporting period end date.

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

Our ability to generate revenue depends upon our ability to successfully advance the commercialization of EsoGuard, including significantly expanding insurance reimbursement coverage. There are no assurances, however, that we will be able to obtain an adequate level of financial resources required for the long-term commercialization and development of our products and services.

We are subject to all of the risks and uncertainties typically faced by medical device and diagnostic companies that devote substantially all of their efforts to the commercialization of their initial products and services. We experienced a net loss of approximately $32.3 million and used approximately $38.9 million of cash in operations during the nine months ended September 30, 2026. Financing activities provided $22.5 million of cash during the nine months ended September 30, 2026. We ended the quarter with cash on-hand of $18.0 million as of September 30, 2026. We expect to continue to experience recurring losses and negative cash flow from operations, and will continue to fund our operations with debt and/or equity financing transactions, which in accordance with management’s plans may include conversions of our existing debt to equity and refinancing our existing debt obligations to extend the maturity date. Our ability to continue operations 12 months beyond the issuance of the accompanying financial statements will depend upon generating substantial revenue that is conditioned on obtaining positive third-party reimbursement coverage for our EsoGuard Esophageal DNA Test from both government and private health insurance providers, and increasing revenue through contracting directly with self-insured employers, and upon raising additional capital through various potential sources including equity and/or debt financings or refinancing existing debt obligations. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the accompanying unaudited condensed consolidated financial statements are issued.

Liquidity and Capital Resources

- continued

October 2026 Series C Preferred Stock Offering

On October 21, 2026, the Company closed on the sale to certain accredited investors (collectively, the “Series C Investors”) of 15,000 shares of the Company’s newly designated Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”), at a purchase price of $1,000 per share (collectively, the “Series C Offering”). Each share of the Series C Preferred Stock has a stated value of $1,000 and a conversion price of $0.3519. The holders of Series C Preferred Stock are entitled to dividends at a rate of 20% per annum, payable in equal quarterly installments on the last day of each calendar quarter from December 31, 2026 to March 31, 2030. Dividends shall be paid in shares of common stock, valued at the initial conversion price (the number of dividend shares each quarter being fixed at 5% of the shares issuable upon conversion of the original stated value at the original conversion price). For each dividend payable after April 1, 2027, if the market value of the dividend shares at the time of issuance (based on the average VWAP of the common stock during the five days preceding the dividend payment date) is less than the number of dividend shares multiplied by the initial conversion price, the shortfall shall be paid by adding such amount to the stated value of the Series C Preferred Stock (or, at the Company’s election and only if permitted under the terms of the Company’s senior indebtedness, by paying such amount in cash). The holders of the Series C Preferred Stock also will be entitled to dividends equal, on an as-if-converted to shares of common stock basis, to and in the same form as dividends actually paid on shares of the common stock when, as, and if such dividends are paid on shares of the common stock. The Series C Preferred Stock is a voting security. The aggregate gross proceeds of the offering are $15.0 million. As of November 10, 2026, there was approximately $1.6 million of subscription receivable related to the sale of Series C Convertible Preferred Stock.

See Note 12, Stockholders' Equity, for more information.

 April 2026 Registered Direct Offering

On April 24, 2026, the Company closed on the sale of 18,000,000 shares of its common stock at a price of $1.00 per share. The net proceeds of the offering, after deducting approximately $1.2 million of the underwriting discount and other expenses, were approximately $16.8 million.

ATM Facility

On May 30, 2025, the Company entered into an “at-the-market offering” (“ATM”) for up to $25.0 million of its common stock that may be offered and sold under a Controlled Equity Offering Agreement between the Company and Maxim Group LLC. In the nine months ended September 30, 2026, the Company sold 4,298,616 shares through its at-the-market equity facility for net proceeds of approximately $5.4 million, after payment of 3% commissions, or approximately $0.2 million.

Debt Financing

On November 22, 2024, the Company closed on the sale of $21.975 million in principal amount of 2024 Convertible Notes, as defined in Note 10, Debt, to our accompanying unaudited condensed consolidated financial statements. Each 2024 Convertible Note has a 12.0% annual stated interest rate, a contractual maturity date of five years from the date of issuance, and an initial contractual conversion price of $1.00 per share of the Company’s common stock (subject to adjustment in certain circumstances). Under the 2024 Convertible Notes, the Company is subject to certain customary affirmative and negative covenants, including certain financial covenants. The Company was in compliance with all covenants as of September 30, 2026. The 2024 Convertible Notes also provide that a majority-in-interest of the holders of the 2024 Convertible Notes (including the two largest noteholders) may declare that the Company's failure to obtain a positive Medicare coverage decision constitutes an event of default (absent such declaration, such event would not be an event of default under the 2024 Convertible Notes). The Company began submitting Medicare claims from its Irving, TX laboratory in September 2026, and have since received Medicare payments on such submitted claims at a rate of $1,938.01 per test. As of September 30, 2026, no event of default had occurred and was continuing under the 2024 Convertible Notes.

On October 21, 2026, as a result of the issuance of the Series C Preferred Stock with a conversion price below the then-current conversion price under the 2024 Convertible Notes, the conversion price under such notes was reduced to $0.3519, the conversion price of the Series C Preferred Stock.

See Note 10, Debt, for more information.

Management Fee Obligation

The Company’s daily operations are also managed in part by personnel employed by PAVmed, for which the Company incurs the MSA Fee. The MSA Fee is charged on a monthly basis and is subject to periodic adjustment corresponding with changes in the services provided by PAVmed personnel to the Company. Currently, the MSA Fee is $1.05 million per month.  As of September 30, 2026, the Company had prepaid $5.3 million of MSA fees to PAVmed.

See Note 5, Related Party Transactions, for more information.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the amounts reported in our unaudited condensed consolidated financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates and judgements. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other factors that are believed to be appropriate under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates are as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 25, 2026. There have been no material changes to our critical accounting estimates in the nine months ended September 30, 2026.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on such evaluation, our principal executive officer and principal financial officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of such date to provide reasonable assurance the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes to Internal Controls Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 8, 2026, pursuant to the previously disclosed terms of the 2024 Convertible Notes, the Company issued 71,668 shares of the Company’s common stock in payment of interest to one of the holders thereof. Such issuance was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act, as a transaction not involving public offerings.

Except as disclosed above and as previously disclosed in our current and periodic reports filed prior to the date of this Form 10-Q, we did not sell any unregistered securities or repurchase any of our securities during the three months ended September 30, 2026.

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

Item 5. Other Information

On September 3, 2026, Stanley N. Lapidus, the Company’s Vice Chairman and a member of the Company’s Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the potential sales of shares of the Company's common stock through various transactions upon the vesting of certain grants of restricted stock, with 94,320 shares being the maximum aggregate number of shares to be sold pursuant to the plan. The duration of the trading arrangement is until June 30, 2029, unless earlier terminated in accordance with the plan. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Except as set forth above, during the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as those terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are set forth in the “Exhibit Index” below.

EXHIBIT INDEX

Incorporation by Reference
Exhibit No.	Description	Form	Exhibit No.	Date
3.1	Form of Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock	8-K	3.1	10/21/26
10.1	Form of Registration Rights Agreement	8-K	10.1	10/21/26
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document	*
101.CAL	Inline XBRL Taxonomy Extension Schema	*
101.DEF	Inline XBRL Taxonomy Extension Calculation Linkbase	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lucid Diagnostics Inc.

November 12, 2026	By:	/s/ Dennis M. McGrath
Dennis M. McGrath
Chief Financial Officer
(Principal Financial and Accounting Officer)